Form 10-K
period 2023-12-31
Trans American Aquaculture, Inc
filed 2024-07-02
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56640

TRANS AMERICAN AQUACULTURE, INC.

(Exact Name of Registrant as Specified in its Charter)

Colorado	02-0685828
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1022 Shadyside Lane, Dallas, TX	75223
(Address of Principal Executive Offices)	(Zip Code)

(972) 358-6037

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.000001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2023 was approximately $5,221,790. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of June 27, 2024, was 1,416,654,274.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) for Trans American Aquaculture, Inc., a Colorado corporation (the “Company”), and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned development of the Company’s technology, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include are described further under the sections titled “Risk Factors,” and “Management’s Discussion and Analysis.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements.

ii

PART I

ITEM 1.	BUSINESS

As used in this Form 10-K, the terms “we,” “us,” “our,” and the “Company” refer to Trans American Aquaculture, Inc., a Colorado corporation.

Organization

Trans American Aquaculture, Inc.

Trans American Aquaculture, Inc. was originally incorporated in the State of Delaware on September 18, 2006 as “Omega Environmental, Inc.” After several name changes, the entity was redomiciled in Colorado on July 25, 2018 as “XYZ Hemp Inc.” After several name changes, the Company filed Articles of Amendment on October 23, 2022 changing the name to “Gold River Productions, Inc.” On August 9, 2023, the Company filed Articles of Amendment changing the name to “Trans American Aquaculture, Inc.”

Our principal executive offices are located at 1022 Shady Side Lane, Dallas, TX 75223 and our phone number is (972) 358-6037.

Trans American Aquaculture, LLC

Trans American Aquaculture, LLC (“TAA”) was organized in the State of Texas on April 4, 2017. TAA was founded by Luis Arturo Granda Roman, Cesar Granda, and Adam Thomas.

Change of Control

On August 28, 2022, the Company entered into a Stock Purchase Agreement by, between, and among Adam Thomas and Richard Goulding (the “SPA”) pursuant to which Mr. Goulding sold to Mr. Thomas 9,078,000 shares of Series A Preferred Stock (retaining 640,000 shares of Series A Preferred Stock) and 5,000 shares of the Series B Preferred Stock (together, with the shares of Series A Preferred Stock acquired, the “Acquired Shares”) for $5,000. In addition to the cash payment, Mr. Thomas agreed to the following covenants:

•	take reasonable steps to cause to occur, within seven days of closing, the reverse merger or acquisition by the Company, of TAA;

•	form the Series C Preferred Stock of the Company to be issued in the reverse acquisition which will include a provision limiting conversion or transfer for a minimum of 12 months from issuance;

•	cancel and withdraw the Company’s Series A Preferred Stock;

•	refrain from transferring the Company’s Series B Preferred Stock and the Series A Preferred Stock prior to the cancelation of the Series A Preferred Stock for 12 months;

•	at closing, increase the authorized shares of common stock of the Company to 3,000,000,000;

•	immediately prior to closing, Mr. Goulding will convert his remaining, unacquired, 640,000 shares of Series A Preferred Stock into 64,000,000 shares of Common Stock of the Company;

•	take reasonable steps to cause the similar conversion of the other outstanding shares of the Company’s Series A Preferred Stock, by the holders thereof;

•	enter into the Assumption Agreement (as defined below);

•	issue an aggregate of 15,248,503 shares of previously-earned Common Stock of the Company to the following individuals:

o	Scott Fetterman (748,503 shares);

o	Stephen Swinson (4,000,000 shares);

o	John Patrick Love (4,000,000 shares);

o	John Ohlin (1,500,000 shares); and

o	David Eckert (5,000,000 shares).

In addition, each of the parties to the SPA covenanted that, within nine months of closing, to reasonably cooperate in the process of forming a new company to be formed by Mr. Goulding (“Newco”) and issuing not less than 35% of the shares of Newco, calculated fully diluted, pro rata, to the shareholders of the Company (including those holding in street name, through DTCC) as then existed, to once again attempt to become a separate public company (the “Makeup” or the “Makeup Company”), without dilution to the shareholders of the Company, by issuance of shares of the Newco to the existing shareholders of the Company. All parties to the SPA agreed to reasonably cooperate and work jointly, including providing all documentation when necessary, and upon request, to enable the Makeup Company to file with FINRA and the SEC in accordance with the reasonable desires of Mr. Goulding. The costs of the Makeup are to be borne by the Newco. Until the Makeup, the Makeup Company will operate as a separate entity, with Mr. Goulding maintaining operational autonomy and checkbook control under his sole control and authority, without interference by Mr. Thomas. There is no assurance that the Makeup Company will be formed or that the Company’s shareholders as then existed at the time of the closing of the SPA will receive shares of Newco.

The closing of the SPA took place on August 28, 2022. At the time of the closing, Mr. Goulding was Chairman and Chief Executive Officer of the Company and Mr. Thomas had no affiliation with the Company or Mr. Goulding.

As of the date hereof, the Makeup has yet to occur and the parties are contemplating an amendment to the SPA; however, no terms have been agreed.

On August 29 2022, pursuant to the SPA, the Company entered into an Assignment of Rights and Assumption of Liabilities Agreement with Mr. Goulding (the “Assumption Agreement”) pursuant to which the Company sold, assigned, transferred, conveyed, and delivered to Mr. Goulding all of the Assets (as defined in the Assumption Agreement) and Liabilities (as defined in the Assumption Agreement) and any rights or obligations in the Assets and Liabilities to which the Company was entitled or obligated.

Reverse Acquisition

On September 13, 2022, the Company entered into the Definitive Equity Exchange Agreement with TAA, the members of TAA, and Adam Thomas, the managing member of TAA and controlling shareholder of the Company (the “Exchange Agreement”), pursuant to which the Company issued to the members of TAA, on a pro-rata basis, 100,000 shares of the Company’s Series C Preferred Stock, representing 85% of the Company’s fully-diluted outstanding shares of common stock, on an as-converted basis. The members of TAA relinquished all of their ownership interests of TAA to the Company.

The Exchange Agreement went effective on September 13, 2022 and, at that time, TAA became a wholly owned subsidiary of the Company.

Our Business

We provide extra-large farm-raised Pacific white shrimp, 100% free of antibiotics and hormones, to the U.S. domestic seafood market. Grown at our 1,880 acre farm located in Rio Hondo, Texas, our shrimp are meticulously raised in line with industry best practices according to the Best Aquaculture Practices (BAP) farm guidelines[1] using only authentic, sustainable practices. We believe our practices are “authentic” and “sustainable” because we do not discharge our water into the local environment thus there is no ecological impact to the surrounding areas. We use only the top-quality ingredients in our feed to ensure our animals are getting a proper and healthy diet. We never use antibiotics or chemicals, and we have proper working and living conditions for our workers, which have been approved by Texas Parks and Wildlife.

We believe our products are superior due to the following:

•	Our feed ingredients are sourced 100% from products from the U.S., which are rigorously inspected and tested and must meet USDA standards. Foreign competitors are under the administrative oversight of their local governments.

•	We are transparent in our production process meaning we are willing and able to provide all ingredients, treatments, and processes utilized to cultivate our shrimp.

•	Our products are eco-friendly in that our farm does not discharge into the environment. Our system is 100% closed and has zero impact to the local ecosystem and mangroves.

•	Our products are safe in that they are 100% chemical and antibiotic free. Currently, only 2% of imported shrimp is tested for antibiotics and toxins.[2]

In addition to the quality of the products, what sets our shrimp apart from any other domestic shrimp is the clean, sweet taste to our shrimp. We believe this to be a byproduct of the natural environment along with our tried-and-true methods that provide a unique combination unlike anywhere else due to the soil content, mineral content, brackish water, and climate, which we believe are unique to any circumstance in North America and possibly the world.

We have and will continue to utilize strong genetic linage broodstock for cultivation of our own post larvae in our onsite maturation and hatchery. We believe that these facilities allow us to continually develop animals with increasing growth rates, lower mortality, and stronger disease resistance, which are all instrumental to increasing bottom line profits.

__________________

[1] https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

[2] https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-

compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market.

We believe that our onsite maturation and hatchery facilities give us a distinct advantage on all other farms in Texas because no other farm in Texas develops their own lines of Broodstock in the manner that we do. This is due to our facilities and ability to support year-round sustainment of Broodstocks. There are other maturation and hatchery facilities but none in a combined facility in the manner that we have. In addition to being able to provide two full harvests, our team is the only one in the U.S. that has been capable of producing shrimp of greater than 28 grams on a large-scale consistent basis as we have both historically and currently done. We believe that this gives us a product that is unique worldwide, “a jumbo, farm raised shrimp that is 100% a product of the United States.”

We believe our animals have “strong genetic lineage” because our animals have a proven track record of disease resistance and to be disease free. In addition to that, our growth rates and tolerance for colder temperature water is superior to the current competitors in the U.S.

Our Products

We produce premium quality, sustainably raised, farmed shrimp for sale to markets, distributors, and restaurants. Our main product is Pacific White Leg Shrimp Head-on and Headless/Shell-on, which is favored by high-end markets, ethnic stores, and businesses in addition to American, Mexican, European, and Asian customers. Vannamei (species of shrimp we develop) is the most widely farm raised shrimp in the world, accounting for 80% of all farm raised shrimp in the world.[3]

We produce, market, and sell Pacific White Leg farm-raised shrimp for sale to markets, businesses, and restaurants. We also sell broodstock for sale to foreign producers of shrimp.

Head-on and Headless/Shell-on shrimp are the most common forms of shrimp sold throughout the world. The typical size is 18 grams, which translates to 31/35 count. This count means that there are 31-35 individual shrimp per pound. We focus on producing shrimp that are more than 28 grams, resulting in a 21/25 count. Our reason for focusing on this size is the lack of supply in the market and the premium selling price due to the scarcity. Many global producers are reluctant to sell shrimp at this size due to the complexity of the grow out once the shrimp reach a certain size. This is where we believe our competitive advantage comes in with our experience in growing “jumbo” shrimp.

Broodstock are a group of mature shrimps that are used for breeding purposes. These are essentially the “alphas” of the group having grown to the largest sizes, resisted various strains of potential diseases, and adverse climate conditions. The males and females are then bred to produce larvae that are genetically superior than previous lines. The process continues over and over until a superior genetic line is achieved. The product cycle for post-larvae (PL) is 21 days, so new PLs can be sold every 21 days. The entire five-month process (as shown in the diagram below) is as follows:

•	Spawning to the hatching tanks – two days;
•	Larvae rearing tanks – one month; and
•	Grow out process – four months.

This translates into us being able to produce two meaningful large harvests. We start the process in January, then end in November. Broodstock take longer to develop but we believe that this process is worth the wait as, in time, a superior shrimp is more consistently produced.

__________________

[3] https://www.worldwildlife.org/industries/farmed-shrimp.

Our business is seasonal. We grow shrimp in outdoor, open air ponds which are subject to weather conditions. Our process starts in January where we mate the broomstick to produce nauplii, this is the first larval stage of the shrimp. The mating and collection of the eggs takes roughly one month. After that, the nauplii are transferred into our larviculture building, where they grow for roughly 21 days into post larvae. At this point they start to resemble the shrimp that is seen in our final product. Post the 21-day larviculture stage, the shrimp move into nurserys where they are grown for another 14-21 days in order to increase their robustness prior to stocking in the open air ponds. Roughly 2.5 months into the process, they are ready for stocking in the open air ponds, which brings the process to middle of March, which is when we start to stock the grow out ponds. The shrimp take on average 95 days to reach harvest size (27 grams) which brings the process to the middle of June when we begin our harvest. We will conclude the harvest by June 30th, let the ponds settle for two weeks then restock all the ponds by mid-July, early August first for an end of October/early November second harvest. The larviculture cycle for the second stocking and harvest begins in May, following the timeline given above for the larval and post larval stages, gives us the second stocking of the grow our ponds in mid-July to early August.

Our revenue recognition cycles will be June & July for the first harvest, and October and November for the second.

Sourcing

The main source of our nauplii (the first development stage of shrimp) will be at our hatchery and maturation operation. We believe that it will be important to develop and maintain our own genetic linage to ensure differentiation and genetic variability to grow stronger, healthier shrimp. Since the post-larvae development stage is a relatively short on (21 days), it will allow us to quickly develop genetically superior shrimp.

Sales and Distribution

Historically we have sold our products directly to the companies that are processing the shrimp. They then take this shrimp and sell it to big box retailers. Our plan for this year is no different and we had multiple offers for our shrimp, ultimately settling on one with the best growth probability. We generate revenue by selling shrimp. Our plan as we expand our production capacity is to work directly with big box retailers such as supermarkets. To manage our exposure, we solicit multiple offers for our shrimp. At our current capacity, it is more efficient for us to sell to one buyer; however, in the future we will look to expand that, as needed.

Recent trends in the shrimp industry, including that, according to preliminary 2023 data from the National Marine Fisheries Service, shrimp prices have dropped as much as 44% since 2022.[4] Our business, prospects, revenues, profitability, and future growth are highly dependent upon the prices of and demand for shrimp. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices. These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical, and other reasons. Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production. In addition, increased availability of imported shrimp can affect our business by lowering commodity prices. This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher-cost inventories.

__________________

[4] https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market

Shrimp Life Cycle

Eyestalk ablation of females
Wild or domestic (SPF/SPR) broodstock
Maturation tank
(4-5 months)
Eggs
Nauplii
Hatching tank (12-18 hrs)
Spawning eggs (external fertilization)
Spawning tank (overnight)
Nauplii (2 days)
Zoea (4-5 days)
Mysis (3-4 days)
Postlarvae (10-15 days)
Larval rearing tank
(26-31 days)
Postlarvae
Intensive pond/tank
(3-5 months)
Extensive pond
(4-6 months)
Subadult (15-25 g)
Subadult (11-20 g)
Harvest

Our Markets

United States

The United States is the second largest import market and second largest consumer market for shrimp in the world having consumed 1.6B lbs. of shrimp in 2021.[5] The majority of imported and consumed shrimp is of smaller variety (<22 grams). We focus on growing larger shrimp (28+ grams) as there is strong demand for large, sustainably produced shrimp but limited quantities as we believe some of our competitors focus on intensive methods that produce smaller shrimp. Our focus will be to sell to retailers first and niche markets second, where the pricing makes economic sense.

Worldwide

The total global value for shrimp trade in 2022 was $24B USD.[6] The total global production of farm raised shrimp in 2022 was slightly over 4.0 MMT or 8.8 billion pounds. In the last decade, to keep up with global demand, production of farm raised shrimp has grown 60% and now accounts for more than 54% of all global shrimp produced for food.

The demand and production of farm raised shrimp is at an all-time high with annual production growth estimated to be 6.72% CARG (compounded annual growth rate) through 2028.[7] Global growth rates had stagnated during the COVID Pandemic, however in the U.S., imports grew by 7.4% YoY, with global consumption rates increasing by 14% by late 2021. Post COVID production output increased significantly for Ecuador, which is now on par with India in terms of total production volume, resulting in a total global supply in line with demand, which had impacted global prices negatively. The demand for shrimp continues to rise and, more importantly, the demand for premium quality product should impact prices positively going forward as demand starts to again outpace supply.[8]

The world's largest consumer markets for shrimp are (in order): China, the U.S., and the EU+UK, with China consuming roughly 24% (1.8 MMT) of all produced shrimp. The U.S. and EU account for roughly 10% each. Japan, being the 4th largest consumer of shrimp, prefers larger, higher quality head on shrimp, but per capita consumption is very dependent on the value of the Yen.[9]

Recent developments around the use of antibiotics in Indian grown shrimp by the EU, could significantly impact the exports by Indian countries. Indian shrimp imports account for almost 40% of total imports for both the EU and the U.S. While the U.S. has not expressed the same concern as the EU, the Food and Drug Administration (the “FDA”) does follow closely the decisions of the EU on seafood imports. Any reduction in importation of Indian shrimp to either the EU or U.S. will have dramatic effects on regional prices.[10]

__________________

[5] https://research.rabobank.com/far/en/documents/124852_Rabobank_Global-Seafood-Trade_Sharma-Nikolik_Oct2022.pdf

[6] https://www.prnewswire.com/news-releases/global-shrimp-market-report-2023-sector-to-reach-69-35-billion-by-2028-at-a-6-7-cagr-301835697.html

[7] https://siamcanadian.com/us-shrimp-imports-see-second-straightmonth-of-y-o-y-volume-value-declines-undercurrentnews/

[8] https://www.globalseafood.org/advocate/with-growing-demand-for-sustainably-farmed-seafood-oman-tests-the-waters-with-shrimp-farming-in-the-desert/

[9] https://www.fao.org/in-action/globefish/market-reports/resource-detail/en/c/1650814/

[10] https://www.globalseafood.org/advocate/eu-antibiotics-india-shrimp/

Pacific Vannemei is the leading species of farm raised shrimp and is the preferred shrimp in China, the U.S., and the EU.[11] Head on/shell on (“HOSO”) are preferred in both China and the EU.

Major Producers: (According to Food & Agriculture Organization of the United Nations): China, Thailand, Indonesia, Brazil, Ecuador, Mexico, Venezuela, Honduras, Guatemala, Nicaragua, Belize, Viet Nam, Malaysia, Taiwan P.C., Pacific Islands, Peru, Colombia, Costa Rica, Panama, El Salvador, the United States of America, India, Philippines, Cambodia, Suriname, Saint Kitts, Jamaica, Cuba, Dominican Republic, Bahamas.

Imports: Shrimp demand improved in the U.S., supported by lower import prices. Demand was slightly higher among all European markets in early 2021, which was up from 2020.[12]

Target Markets and Segmentation

We plan to focus exclusively on the U.S. domestic market at this time.

Marketing

We are currently marketing directly to retail through our sales team. We understand the immediate needs to establish our brand and position. We also recognize the limitations of our competition in this space (lack of promotion, no or improper use of social media, etc.). This allows us to develop appropriate strategies and clear goals both long and short term.

Strategic Relationships: We have partnerships with marketing professionals who can help us with building our brand, differentiate from the competition and generate leads.

Investment: We will seek to invest time and money into promotional efforts that will help us reach our goals.

Differentiation: We believe that we have a top-tier quality product, responsible and sustainable means of production, and the ability to quickly increase our scale to meet demand. These are all attractive features to our buyers and their customers.

Competition

We face competition from various importers of shrimp to the U.S. including Chicken of the Sea, Order, Aqua Star Importers, Eastern Fish Co., Mseafood Corporation. Locally, we face competition from Bower’s Shrimp Farm located in Collegeport, Texas.

Intellectual Property

Besides our company name and website (www.transamaqua.com) and trade secrets, we don’t own any material intellectual property.

__________________

[11] https://www.globalseafood.org/advocate/annual-farmed-shrimp-production-survey-a-slight-decrease-in-production-reduction-in-2023-with-hopes-for-renewed-growth-in-2024/

[12] https://siamcanadian.com/us-shrimp-imports-see-second-straightmonth-of-y-o-y-volume-value-declines-undercurrentnews/

Suppliers

We do not rely on a single supplier and have multiple options for almost all our required inputs.

Government Regulation

Our farm and operations require approval from the Texas Parks and Wildlife Department (“TPWD”) to stock and harvest our ponds. The permission requires an animal health testing to confirm no presences of disease. We have obtained permission from the TPWD. We are technically considered a mariculture facility and thus exempt from requiring a water intake permit from the Arroyo Colorado River. Other than the permission from the TPWD, there are no licenses or permits needed to operate our business other than our business license from the State of Texas.

The plants that process shrimp are subject to the rules and regulations of the U.S. Food and Drug Administration.[13] As a domestic aquaculture producer, we are not considered a Processor and as such are not subject to any specific rules or regulations governed by the Food & Drug Administration. We focus only on the production of the shrimp, we do not own or operate any processing plants.

Properties

Our farm sits on 1,880 acres in Arroyo City, Texas with 1,144 acres of grow out ponds suitable for shrimp farming. The development of the maturation-hatchery complex and 484 acres of grow-out ponds are fully operational as of today. The remaining 660 acres will be cleared and prepared for stocking in March 2025 with funds raised and cashflow reinvested from harvests in 2024. Both the farm and hatchery are in the process of GAA/BAP certification.

Our principal executive offices are located at 1022 Shadyside Lane, Dallas, TX 75223. Our CEO allows us to use this address free of charge.

Employees

As of June 27, 2024, we had six full-time employees and no part-time employees.

ITEM 1A.	RISK FACTORS

Readers of this Form 10-K should carefully consider the risks and uncertainties described below.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

As an enterprise engaged in the commercialization of new technology, our business is inherently risky. Our common shares are considered speculative during the development of our business operations. Prospective investors should consider carefully the risk factors set out below.

__________________

[13] https://www.fda.gov/food/guidance-documents-regulatory-information-topic-food-and-dietary-supplements/seafood-guidance-documents-regulatory-information

Risks Related to Our Business

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports on our audited financial statements for the years ended December 31, 2023 and 2022, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

If we do not obtain additional financing or sufficient revenues, our business will fail.

Our current operating funds are less than necessary to fulfill our operating costs and we will need to obtain additional financing in order to continue our business operations. Although we are generating revenues, we are not generating net income.

We will require additional financing to execute our business plan through raising additional capital and/or generating greater revenues.

Obtaining additional financing is subject to a number of factors, including acceptance of our products and current financial condition as well as general market conditions.

These factors affect the timing, amount, terms or conditions of additional financing unavailable to us. If additional financing is not arranged, we will face the risk of going out of business.

The most likely source of future funds presently available to us is through the additional sales of equity or through convertible debt instruments. Any sales of share capital or conversion of convertible debt will most likely result in dilution to existing shareholders.

There is no history upon which to base any assumption as to the likelihood we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are currently in forbearance of secured debt, which may go into default, and, if the lender forecloses, you may lose all of your investment and our business would fail.

On June 15, 2017, we issued a Secured Promissory Note, as addended, to King’s Aqua Farm, LLC (“KAF”) in the principal amount of $5,600,000, which is currently in default. The note is secured by a deed of trust and security agreement dated June 15, 2017. The deed of trust contains a security agreement that covers the personal property located at 16455 FM 1847 Rio Hondo, TX 78583. On May 31, 2024, we entered into a Forbearance and Modification Agreement with KAF. Under the agreement, KAF agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by us as grantor in favor of Jizhong Wang, as trustee, for the benefit of KAF by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2022 through May 31, 2024 before August 6, 2024. The forbearance is conditioned on the obligation of us to pay to KAF $77,374.56, which was paid.

In the event we are unable to make required payments under the loan, KAF may foreclose and, in the event that KAF forecloses on the collateral secured by the loan, you could lose all of your investment and our business would fail.

Our liquidity is significantly impacted by current debt, some of which is currently in default. In the event we are unable to increase our liquidity, our business will fail.

Our liquidity is significantly impacted by the farm note to King’s Aqua Farm LLC, dated June 15, 2017, in the original amount of $5,600,000 bearing interest at 6.0% per annum, due in 2039, yielding a monthly payment of $38,687.28. Secured by the farm property, the outstanding principal balances at December 31, 2023 and 2022, are $4,707,902 and $4,750,369, respectively. See the risk factor above titled, “We are currently in forbearance of secured debt, which may go into default, and, if the lender forecloses, you may lose all of your investment and our business would fail.”

We are also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $719.02.

Liquidity is also affected by notes to our shareholders. At December 31, 2023, shareholders have loaned us approximately $1,667,985 which notes accrue interest at 12.0% per annum and were due December 31, 2023 but have been extended to July 1, 2024. In the event we are unable to raise funds to pay our existing obligations when they come due, our business may fail. Also, our existing liquidity may impact our ability to incur additional debt in the future. In the event we cannot raise capital through equity, we will need to raise capital through debt and, if we are unable to incur additional debt due to existing liquidity, our business will fail.

We are currently in a legal dispute with King’s Aqua Farm LLC and, if we were to lose, it would have a negative impact on our business.

As disclosed further in “Legal Proceedings” herein, in January 2024, King’s Aqua Farm LLC filed a petition against TAA claiming damages of $250,000 to $1,000,000. Although we will be zealously disputing the petition, if we were to lose or have to settle the legal proceedings being required to pay within the range of damages claims, it would have a negative impact on our business operations.

We are heavily reliant on Adam Thomas, our Chief Executive Officer, and Fernando Granda, farm manager, and the departure or loss of either Mr. Thomas or Mr. Granda could disrupt our business.

We depend heavily on the continued efforts of Adam Thomas, Chief Executive Officer and director and Fernando Granda, farm manager. Mr. Thomas is essential to our strategic vision and day-to-day operations and would be difficult to replace. Mr. Granda is a farm manager with 35 years of experience. The departure or loss of either Mr. Thomas or Mr. Granda, or the inability to hire and retain qualified replacements, could negatively impact our ability to manage our business.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

Our financial results are substantially dependent on shrimp prices, and those prices are subject to large short– and long–term fluctuations due to variations in supply and demand caused by factors such as biological factors, shifts in consumption and license changes.

Our chief product is shrimp. Accordingly, the results of our operations will be substantially dependent on shrimp prices. Global and regional prices of shrimp are subject to significant fluctuations due to supply and demand. Historically, prices have been driven primarily by the global and regional supply and demand for shrimp. The demand for shrimp is affected by a number of different factors, such as changes in customer preferences, changes in public attitude towards shrimp, relative pricing of substitute products, such as fish, poultry, pork, turkey, and beef, as well as general economic conditions, such as levels of employment, inflation, growth in gross domestic product, or GDP, disposable income and consumer confidence. Demand for shrimp could decrease in the future and put downward pressure on shrimp prices. The variable global supply and demand for shrimp causes drastic price fluctuations on the regional level.

The supply of shrimp fluctuates strongly due to variations in factors, such as feeding efficiency, biological factors, including the temperatures of waters and shrimp diseases. Also, shrimp are generally sold as a fresh commodity with a limited time span available between harvesting and consumption further limiting producers’ ability to control supply. The consequence of these dynamics is that shrimp farmers are expected to be price takers in the market from week-to-week. Increases in harvests may therefore result in a significant reduction in shrimp prices.

In addition, an increased utilization of current production licenses or issuance of new production licenses could result in short– and/or long–term over-production in the industry, which may result in a significant reduction in shrimp prices. Short-term or long-term decreases in the price of shrimp may have a material adverse effect on our revenues. We will have limited flexibility to adjust our product mix away from shrimp in order to accommodate changing pricing circumstances.

We may be unable to effectively hedge our exposure to short– and medium– term fluctuations in shrimp prices.

We may seek to manage our exposure to short– and medium-term fluctuations in shrimp prices through sales contracts and shrimp futures as well as through secondary processing activities (as prices for secondary processed shrimp may be more stable than for primary processed shrimp). However, our contracts and financial future may not be fulfilled, or may not be available in the future, or may be ineffective in hedging our exposure to shrimp price fluctuations. In addition, our sales contracts and financial futures may result in price achievement below prices in an environment of rising prices. Furthermore, our secondary processing activities may not reduce the impact of fluctuating shrimp prices on our operations. Lastly, we don’t currently engage in secondary processing activities but the practices would be to process the shrimp as value added. Currently we only process our shrimp as head-on individually quick frozen (IQF) or be-headed (tails) IQF. The value added would be to reprocess the shrimp by either peeling, cooking, deveining, or bloc packing. All of which we believe would be value added products. Since we don’t currently engage in secondary processing activities, there is no assurance we would be able to execute at a level to add the expected value.

An inability to effectively hedge our exposure to shrimp prices may have a material adverse effect on our financial condition, results of operations or future cash flows.

Our financial results are substantially dependent on the procurement of broodstock strong genetic lineages.

Our end product success is dependent upon the procurement of broodstock genetic lineages of shrimp. This is vital for the continued genetic programs necessary to create larvae and ensure successful shrimp production for human consumption.

Our success is dependent on sales channels and the ability to sell the shrimp.

We believe that we currently have a strong sales program with various buyers, but we do not have contracts in place with those buyers. If our sales channels were to cease doing business with us, our sales programs and profitability would be negatively affected.

We require funding in order to have meaningful harvests.

We produced and are in contract to sell 140,000 lbs. of shrimp from our 2023 harvest. During 2023, we did not produce a meaningful harvest prior to September 30th. Our projected harvest for 2024 is greater than 1 million lbs. over two harvests; however, this harvest is contingent upon receipt of sufficient financing. We did not have sufficient operating capital to produce a full harvest in 2022 and in the first half of 2023. In the event we are unable to secure sufficient financing, we will not be able to generate meaningful harvests, and in the event we are unable to generate meaningful harvests, our business will fail.

The seasonality of our business could negatively impact our operations.

Our business is seasonal. We grow shrimp in outdoor, open air ponds which are subject to weather conditions. Cold weather can affect shrimp grown rates and mortality. Too much rain can affect salinity levels which could cause a slowdown in growth. Excessive heat could cause the shrimp to burrow in the bottoms of the ponds for a period of time, thus not eating. Hurricanes can impact the water levels and reduce salinity. In the event that any of these seasonality factors occur, it could negatively impact our operations and impede us from having two meaningful harvests per year.

Our business and operations are affected by the volatility of prices for shrimp.

Recent trends in the shrimp industry, including that, according to preliminary 2023 data from the National Marine Fisheries Service, shrimp prices have dropped as much as 44% since 2022.[14] Our business, prospects, revenues, profitability, and future growth are highly dependent upon the prices of and demand for shrimp. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices. These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical, and other reasons. Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production. In addition, increased availability of imported shrimp can affect our business by lowering commodity prices. This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher-cost inventories.

Our success is dependent on external factors that affect shrimp mortality.

We must ensure that our shrimp are safe and are not contaminated by a various diseases (both known and unknown). This includes ensuring the shrimp are not contaminated by: new or previously unknown diseases; known diseases that appear for the first time in new shrimp species (meaning the disease has expanded to a new host range); known diseases that appear for the first time in a new location (meaning the disease has expanded to a new geographic range); and known diseases with a new presentation or higher virulence due to changes in the causative agent. We must also ensure that our shrimp are not contaminated by infections that commonly affect shrimp, including: white spot, yellow head, early mortality syndrome (EMS), taura syndrome, infectious hypodermal and hematopoietic necrosis, and infectious myonecrosis. Each of these diseases and infections can contaminate the shrimp and result in a loss of all distribution supply and related revenue.

We rely on steady winds in the valley to help with oxygen levels. If we increase the stocking densities of our shrimp, we will need to add artificial aeration (supplemental oxygen) to ensure that the shrimp receives consistent oxygen levels. Failure to maintain adequate oxygen levels will result in shrimp that is not safe to distribute.

__________________

[14] https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market

Our shrimp product is subject to external factors, like weather. Low temperatures affect the mortality rates of the shrimp. While more applicable to the end of the harvest season, occasional cold fronts will increase the mortality rates in late September and early October. Natural disasters, including hurricanes and floods, also increase the mortality rates of shrimp.

Failure to ensure food safety and compliance with food safety standards could result in serious adverse consequences for the Company.

As our end products are mainly for human consumption, food safety issues (both actual and perceived) may have a negative impact on the reputation of, and the demand for, our products. In addition to the need to comply with relevant food safety regulations, it is of critical importance that our products are safe, and perceived as safe and healthy in all relevant markets.

Our products may be subject to contamination by food-borne pathogens, such as listeria monocytogenes, clostridia, salmonella and E. coli, or other contaminants. These pathogens are substances are found in the environment; therefore, there is a risk that one or more of these organisms and pathogens can be introduced into our products as a result of improper handling, poor processing hygiene or cross-contamination by us, the ultimate consumer or any intermediary. We will have little, if any, control of handling procedures once we ship our products for distribution.

Furthermore, we may not be able to prevent contamination of our shrimp by pollutants, such as polychlorinated biphenyls, or PCBs, dioxins or heavy metals. Such contamination is primarily the result of environmental contamination of shrimp feed raw materials, such as shrimp meal or raw materials from crops, which could result in a corresponding contamination of our shrimp feed and our shrimp. Residues of environmental pollutants present in our shrimp feed may pass undetected in our products and may reach consumers due to failure in surveillance and control systems.

An inadvertent shipment of contaminated products may be a violation of law and may lead to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims), increased scrutiny and penalties, including injunctive relief and plant closings, by regulatory agencies, and adverse publicity.

Increased quality demands from authorities in the future relating to food safety may have a material adverse effect on our business, financial condition, results of operations or cash flow. Legislation and guidelines with tougher requirements are expected and may imply higher costs for the food industry. In particular, the ability to trace products through all stages of development, certification and documentation is becoming increasingly required under food safety regulations. Further, limitations on additives and use of medical products in the shrimp industry may be imposed, which could result in higher costs for us.

The food industry in general experiences high levels of customer awareness with respect to food safety and product quality, information and traceability. If we fail to meet new and exacting customer requirements, we could see reduced demand for our products.

Government regulation, including food safety and aquaculture regulation, affects our business.

Shrimp farming and processing industries are subject to regional, federal and local governmental regulations relating to the farming, processing, packaging, storage, distribution, advertising, labeling, quality and safety of food products. New laws and regulations, or stricter (or otherwise adverse to that of the Company) interpretations of existing laws or regulations, may materially affect our business or operations in the future. Our operations are also subject to extensive and increasingly stringent regulations administered by environmental agencies in the jurisdictions in which we plan to operate. Failure to comply with these laws, regulations or interpretations could have serious consequences, including criminal, civil and administrative penalties, loss of production, injunctions, product recalls and negative publicity. Some environmental Non-Government Organizations, or NGOs, have advocated for shrimp farming to be restricted to farming in a contained environment, which would substantially increase our costs.

Relevant authorities may introduce further regulations for the operations of aquaculture facilities, such as enhanced standards of production facilities, capacity requirements, shrimp feed quotas, shrimp density, site allocation conditions, water allocation or other parameters for production. Furthermore, authorities may impose stricter environmental requirements upon shrimp farming, e.g., restrictions or a ban on discharges of waste substances from the production facilities, stricter requirements for seabed restoration, stricter requirements to prevent shrimp escapes and new requirements regarding animal welfare. Investments necessary to meet new regulatory requirements and penalties for failure to comply with such requirements could be significant. Likewise, an absence of or ineffective government regulation may lead to unsustainable farming practices at an industry-wide level. The industry has been unable to cooperate to create sustainable practices in the absence of government regulation. We may rely on such regulation to help create and enforce practices that ensures the long-term sustainability of the industry. Ineffective regulation can hinder the industry's ability to implement sustainable and profitable practices. Accordingly changes in regulation or ineffective government regulation may have a material adverse effect on the shrimp farming industry as a whole, which could harm our business, financial condition, results of operations or cash flow.

Trade restrictions resulting in suboptimal distribution of shrimp may be intensified, creating a negative impact on the price of ours shrimp in some countries.

Farmed shrimp is produced in a limited number of countries and sold globally. Historically, trade restrictions have inhibited the optimal distribution of some species of farmed shrimp to the markets and impacted the price yield for the farmed shrimp producers in the countries affected by such restrictions. Trade restrictions could include import prohibitions, minimum import prices and high import duties, reducing the competitiveness of our products as compared to other available products. Continuous effects of such trade restrictions or introduction of new trade restrictions may have a significant impact on our ability to sell in certain regions, or our ability to charge competitive prices for its products in such regions.

Our shrimp farming operations may be dependent on shrimp farming licenses.

Most of the jurisdictions in which we plan to operate may require us to obtain a license for each shrimp farm owned and operated in that jurisdiction. We plan to obtain and hold a license to own and operate each of our shrimp farms where a license is required. In order to maintain the licenses, we will have to operate each of our shrimp farms and, if we pursue acquisitions or construction of new shrimp farms in the future, we will need to obtain additional licenses to operate those farms, where a license is required. Licenses in each jurisdiction are subject to certain requirements, and we will be at risk of penalties (including, in some cases, criminal charges), sanctions or even loss of license if we fail to comply with license requirements or related regulations. We may also be exposed to dilution of our licenses where a government issues new licenses to shrimp farmers other than us, thereby reducing the current value of our shrimp farming licenses. Governments may change the way licenses are distributed or otherwise dilute or invalidate our licenses. If we are unable to maintain or obtain new shrimp farming licenses, or if new licensing regulations dilute the value of our licenses, this may have a material adverse effect on our business.

Licenses generally require—and future licenses may require—that we leave the seabed under our shrimp farms fallow for a period of time following harvest. We may resume operation after a set period of time, provided that certain environmental and shrimp health targets are met. These requirements may increase or become more stringent, which could increase our costs.

Natural disasters may have an adverse effect on our business.

Natural disasters such as major fires, floods, tropical storms and hurricanes could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our operations. If any such event were to affect our business, we would likely be adversely impacted. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance for natural disasters. Additionally, a natural disaster affecting our business may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position.

We are subject to general business risks.

Ownership and operation of our Company involves certain risks, including without limitation, changing consumer spending patterns and behavior, adverse changes in general economic and local market conditions, changes in the global economy, changing tax rates, the ability of the enterprise to provide for proper staffing, and increases in shrimping operations and labor costs. Most, if not all of such risks are beyond the control of the Company and our management, including the Board of Directors. If cash flow is insufficient to pay for operations and management does not desire to invest additional capital into the Company and we are unable to raise additional capital from other sources, investors may sustain a loss of all their investment.

Our business lacks diversification which increases the risk of failure.

We have a single business strategy, which is an aquaculture company that specializes in the growth and development of farm-raised shrimp. Our success is entirely dependent upon the success of our business. If our business were to suffer adverse economic consequences, there would be substantially greater impact on the Company than if we had a number of different streams of product lines and revenues.

Risks Related to Our Organization and Our Common Stock

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

We are authorized to issue an aggregate of 3,000,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock (106,295 of which have been designated). In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that investors may have difficulty reselling their shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares, the liquidity of our stock could decrease, and the transaction cost of sales and purchases of our stocks could increase compared to other securities. This could also prevent reselling of shares and may cause the price of the shares to decline.

We do not expect to declare or pay any dividends.

Besides dividends owed to the holder of the Series D Preferred Stock, we have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Volatility of Stock Price.

Our common shares are currently publicly quoted on the OTC Pink marketplace under the symbol “GRPS.” In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline, and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

As an enterprise engaged in the development of new technology, our business is inherently risky. Our common shares are considered speculative during the development of our new business operations. Prospective investors should carefully consider the risk factors set out herein. The market price of our common stock has fluctuated significantly.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management team and increases our expenses. We estimate we will incur approximately $200,000 to $300,000 annually in connection with being a public company.

Among other things, we are required to:

•	Maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	Prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	Institute a more comprehensive compliance function, including with respect to corporate governance; and

•	Involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2024 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

You could lose all your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 20,000,000 shares of preferred stock (106,295 of which have been designated) with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of the Company. The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

Due to being quoted on the OTC Pink marketplace, our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system. In those venues, however (and, especially on the OTC Pink marketplace), the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. Due to being quoted on the OTC Pink marketplace, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock, and one may never develop. Our common stock currently is quoted on the OTC Pink marketplace. The OTC Markets (and, especially the OTC Pink marketplace) is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains quoted on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	The continued effects of the COVID-19 pandemic and its variants;

•	Changes in our industry;

•	Competitive pricing pressures;

•	Our ability to obtain working capital financing;

•	Additions or departures of key personnel;

•	Sales of our common stock;

•	Our ability to execute our business plan;

•	Operating results that fall below expectations;

•	Loss of any strategic relationship;

•	Regulatory developments; and

•	Economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144, or issued upon the conversion of preferred stock or exercise of warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

For purposes of this section:

“Cybersecurity incident” means an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein.

“Cybersecurity threat” means any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

“Information systems” means electronic information resources, owned or used by us, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of our information to maintain or support our operations.

Risk Management and Strategy

We monitor our websites and online accounts frequently to manage risks associated with cyber-security risks. Our website is monitored by a third party to check if the website or email server is secure. Our webmaster informs us of any issues that may arise in the cyber sector. We are prepared to inform all parties necessary if any breach of cyber-security were to happen. We have never had this problem and so we have never had to inform consultants, auditors, or other third parties.

We have never had a breach of cyber-security at any point in our past. The risk to us of cybersecurity threats is in data storage of customer questions and emails. A breach of customers data could negatively materially affect our public trust and could result in loss of customers and revenue.

Governance

Our board of directors has no specific processes for monitoring cybersecurity within the company. There is no subcommittee specifically for monitoring cybersecurity in the company.

Our management monitors our websites and online accounts frequently to manage risks associated with cyber-security risks. Our management has more than 20 years of experience working in the technology industry, which enables it to identify cybersecurity risks associated with the Company. Our management communicates with our board on matters of cybersecurity but, has not had to inform them of any breaches thus far.

ITEM 2.	PROPERTIES

Our farm sits on 1,880 acres in Arroyo City, Texas with 1,144 acres of grow out ponds suitable for shrimp farming. The development of the maturation-hatchery complex and 484 acres of grow-out ponds are fully operational as of today. The remaining 660 acres will be cleared and prepared for stocking in March 2024 with funds raised and cashflow reinvested from harvests in 2023. Both the farm and hatchery are in the process of GAA/BAP certification.

Our principal executive offices are located at 1022 Shadyside Lane, Dallas, TX 75223. Our CEO allows us to use this address free of charge.

ITEM 3.	LEGAL PROCEEDINGS

On December 13, 2023, King’s Aqua Farm, LLC (“King’s Aqua Farm”) filed an Original Petition for Declaratory Judgment against TAA and Lewis Brisbois Bisgaard & Smith, LLP (“LBBS”) in the 128th Judicial District Court of Cameron County, Texas. The Petition relates to a prior lawsuit against TAA by a third party who brought legal action against TAA for water rights on land sold to TAA by King’s Aqua Farm. TAA engaged LBBS as legal counsel. After the legal action was resolved, LBBS billed TAA for the legal services provided, which TAA declared was a credit against note payments due to King’s Aqua Farm. The Petition alleges the amount of legal services charged by LBBS were unconscionable. The damages sought by King’s Aqua Farm are from $250,000 to $1,000,000, which is why management believes the action is material and not in the ordinary course.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the OTC Markets, which is sponsored by OTC Markets Group, Inc. The OTC Markets is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC Markets under the symbol “GRPS.”

The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

2024:	High	Low
First Quarter	$0.0050	$0.0021

2023:	High	Low
First Quarter	$0.0060	$0.0025
Second Quarter	$0.0053	$0.0024
Third Quarter	$0.0048	$0.0028
Fourth Quarter	$0.0042	$0.0016

2022:	High	Low
First Quarter	$0.0083	$0.0035
Second Quarter	$0.0059	$0.0034
Third Quarter	$0.0061	$0.0014
Fourth Quarter	$0.0120	$0.0038

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Approximate Number of Equity Security Holders

As of June 27, 2024, there were approximately 3,835 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Besides dividends owed to the holder of the Series D Preferred Stock, we have not declared or paid a cash dividend to our stockholders since we were organized and does not intend to pay dividends in the foreseeable future. Our board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Exchange Act that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth more than $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Securities Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Penny Stock

Our stock is considered a penny stock. The SEC has adopted rules that regulate broker-dealer practices in transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Recent Sales of Unregistered Securities

The following are the sales of unregistered securities made during the year ended December 31, 2023:

Common Stock

On January 23, 2023, we issued 20,000,000 shares of Common Stock to William Tynan for services valued at $100,000.

The sales of the securities above were made in reliance on Section 4(a)(2) under the Securities Act and were made without general solicitation or advertising. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. There were no sales commissions paid in connection with the sales of these securities.

Series C Preferred Stock

On June 6, 2023, we issued an aggregate of 100,000 shares of Series C Preferred Stock to Adam Thomas, Cesar Granda, Luis Arturo Granda Roman, Waleed Kopara, Excellaqua S.A., Javier Eduardo Tandazo, Louis Borrego, Tami Hiraoka, Nech Investments LLC, Peter Borrego, Verduga Regalado Rafael Ernesto Jardines de Puerto Lucia, and Jorge Anibal Bravo as part of the consideration for the reverse merger and the equity exchange.

The sales of the securities above were made in reliance on Section 4(a)(2) under the Securities Act and were made without general solicitation or advertising. The securities offered have not been registered under the Securities Act, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. There were no sales commissions paid in connection with the sales of these securities.

Series D Preferred Stock and Warrants (GHS Securities Purchase Agreements)

On January 20, 2023, we entered into the GHS SPA pursuant to which we sold to GHS 250 shares of Series D Preferred Stock for $250,000 ($1,000 for each share of Series D Preferred Stock). In addition, pursuant to the GHS SPA, we issued to GHS warrants to purchase 46,296,296 shares of Common Stock exercisable at $0.005175 per share and terminating on January 20, 2028.

On April 18, 2023, we entered into the Amended SPA pursuant to which we sold to GHS 102 shares of Series D Preferred Stock for $120,000 ($1,000 for each share of Series D Preferred Stock). In addition, pursuant to the Amended SPA, we issued to GHS warrants to purchase 20,606,061 shares of Common Stock exercisable at $0.00391 per share and terminating on January 20, 2028.

On May 22, 2023, we entered into the May 2023 SPA pursuant to which we sold to GHS 192 shares of Series D Preferred Stock for $184,000 ($1,000 for each share of Series D Preferred Stock and eight commitment shares). In addition, pursuant to the May 2023 SPA, we issued to GHS warrants to purchase 42,666,667 shares of Common Stock exercisable at $0.00345 per share and terminating on May 22, 2028.

On July 6, 2023, we entered into the July 2023 SPA pursuant to which we sold to GHS 100 shares of Series D Preferred Stock for $96,000 ($1,000 for each share of Series D Preferred Stock and four commitment shares). In addition, pursuant to the July 2023 SPA, we issued to GHS warrants to purchase 19,047,620 shares of Common Stock exercisable at $0.004025 per share and terminating on July 6, 2028.

On September 26, 2023, we entered into a Securities Purchase Agreement with GHS (the “September 2023 SPA”) pursuant to which we sold to GHS 151 shares of Series D Preferred Stock for $146,000 ($1,000 for each share of Series D Preferred Stock and five commitment shares). At the initial closing, GHS purchased 76 shares of Series D Preferred Stock and, within 25 calendar days from the initial closing, GHS agreed to purchase 70 shares of Series D Preferred Stock. In addition, pursuant to the September 2023 SPA, we issued to GHS warrants to purchase 14,901,961 shares of Common Stock exercisable at $0.003795 per share and terminating on September 26, 2028. On October 12, 2023, GHS purchased the remaining 70 shares of Series D Preferred Stock under the September 2023 SPA. In addition, pursuant to the September 2023 SPA, we issued to GHS warrants to purchase 14,705,883 shares of Common Stock exercisable at $0.003795 per share and terminating on October 12, 2028.

The sales of Series D Preferred Stock and warrants were made in reliance on Rule 506(b) of Regulation D promulgated under the Securities Act and were made without general solicitation or advertising. The purchaser represented that it was an “accredited investor” with access to information about the Company sufficient to evaluate the investment and that the securities were being acquired without a view to distribution or resale in violation of the Securities Act. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. $10,400 in sales commissions were paid to ICON Capital Group, LLC in connection with the sales of these securities.

Share Repurchases

During the quarter ended December 31, 2023, there were no purchases made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of Regulation S-K of shares or other units of any class of our equity securities that are registered by us pursuant to section 12 of the Exchange Act.

Equity Compensation Plan Information

As of December 31, 2023, the Company had no securities authorized for issuance under equity compensation plans either approved or not approved by the Company’s shareholders.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Critical Accounting Policies

The following discussions are based upon our financial statements and accompanying notes, which have been prepared in accordance with GAAP Financial Measures of the United States.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. We continually evaluate the accounting policies and estimates used to prepare the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Accounting for Our Shrimp Inventory

Our inventory of shrimp is divided into shrimp held for sale and broodstock shrimp. Broodstock are shrimp that are used for breeding purposes; selected for their genetic, disease-free and size attributes they can be more valuable than shrimp held for sale. We collect broodstock from the biomass just before the harvest and segregate them from the shrimp that will be harvested and sold. Broodstock, because of their higher value, may be sold to other shrimp farmers in the United States and overseas. We also keep a number of broodstock for our own restocking purposes. So, during the year, our inventory can consist of shrimp held for sale, broodstock held for sale and broodstock used for restocking purposes.

Shrimp farming is a seasonal business. On a calendar year basis, we typically use the broodstock to breed our larvae shrimp during the first quarter so that by spring the shrimp are held in large post-larvae tanks for development. Later, in early summer, the shrimp are transferred to ponds where they complete the grow out process over the next five to six months. This can vary if we have more than one cycle of shrimp. Grow out may begin in the second in the second quarter, with a second cycle grow out beginning in early summer. The first harvest cycle can occur in early fall with the second harvest cycle occurring in November or December. During 2023, we had one cycle and harvest occurred in early November 2023.

Our shrimp inventory is valued at lower of cost or the net realizable value on a first-in, first-out basis.

The inventory at December 31, 2023 consists of consumable shrimp held for sale as well as live broodstock animals. Included in this amount is the March 2023 broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals eventually came to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

At December 31, 2023, the broodstock shrimp for the 2024 harvest had been identified and segregated from consumable shrimp in outdoor ponds to indoor tanks. Collectively, the pre-harvest biomass in the ponds at that date, was estimated to be 128,000 pounds at an average size of 17 grams, which would have yielded a per pound price of $1.25 per pound. The harvest began in early November, whereupon the shrimp had grown and their price per pound had increased commensurately. By harvest time, the biomass estimated to be available for sale was 140,000 pounds with a net realizable value (based on subsequent actual sales) of $2.75 per pound. This resulted in a write-down of $579,916 to net realizable value for the year ended December 31, 2023.The table below summarizes inventory at December 31, 2023.

	2023	2022
Held for Sale
Shrimp	$187,006	$–
Broodstock	4,025	–
Total Held for Sale	191,031	–
Broodstock - Restocking	56,362	161,560

Total inventory	$247,393	$161,560

Not shown separately in the above schedule is approximately 17,000 broodstock shrimp selected for their enhanced genetics and segregated from the larger biomass at the time of harvest following December 31, 2023. Approximately 1,000 animals of this broodstock will be sold to foreign markets for between $75 and $80 per animal, while the balance will be used to populate our next harvest in 2024. The initial cost of the 17,000 broodstock will be reclassified to broodstock held for sale and broodstock held for restocking on the date of segregation on a pro rata basis of cost per pound of the total biomass of shrimp held for sale. Subsequent costs will be allocated in accordance with ASC 330-10-30.

Business Overview

Founded in 2017, we are a leading aquaculture company that provides premium quality, farm-raised pacific white shrimp, 100% free of antibiotics and hormones, to the U.S. domestic seafood market. We believe we are a leading aquaculture company due to Best Aquaculture Practices (“BAP”) guidelines,[15] considering the rarity of the standards in the U.S. Although we are not currently in full compliance with BAP guidelines, we are working towards full compliance. At the moment, we adhere to BAP guidelines as part of our operating and production model. Grown at our 1,880-acre farm located in Rio Hondo, Texas, on the largest scale aquaculture farm in the U.S., our shrimp are meticulously raised to exceed in line with industry best practices according to BAP guidelines[16] using only authentic, sustainable practices. Within our controlled facility, each harvest is responsibly raised and cultivated onsite with minimal ecological footprint, promising our customers a superior product developed from the highest standard of care.

We have and will continue to utilize superior genetic linage broodstock for cultivation of own post larvae in our onsite genetics, maturation and hatchery facilities. These facilities allow us to continually develop animals with increasing growth rates, lower mortality, and stronger disease resistance. We began formal production runs in 2018 and to date have produced almost one million lbs. of shrimp for consumption.

Recent trends in the shrimp industry, including that, according to preliminary 2023 data from the National Marine Fisheries Service, shrimp prices have dropped as much as 44% since 2022.[17] Our business, prospects, revenues, profitability, and future growth are highly dependent upon the prices of and demand for shrimp. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices. These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical, and other reasons. Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production. In addition, increased availability of imported shrimp can affect our business by lowering commodity prices. This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher-cost inventories.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the year ended December 31, 2023, we reported a net loss of $1,894,993. As of December 31, 2023, our current liabilities exceeded its current assets by $3,478,423. As of December 31, 2023, we had $6,600 of cash. During the year ended December 31, 2022, we reported a net loss of $922,817. As of December 31, 2022, our current liabilities exceeded its current assets by $ 2,490,346. As of December 31, 2022, we had $0 cash.

__________________

[15] https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

[16] https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

[17] https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market

We will require additional funding to finance the growth of our operations and achieve our strategic objectives. These factors, as relative to capital raising activities, create doubt as to our ability to continue as a going concern. We are seeking to raise additional capital and are targeting strategic partners to accelerate the sales and marketing of our products and begin generating revenues. Our ability to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements, expansion of our operations and generating sales. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations; however, management cannot make any assurances that such financing will be secured.

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenues

For the year ended December 31, 2023, total revenues were $101,574 compared to $49,001 for the same period in 2022, an increase of $52,573 or 107%. This increase primarily consisted of increases in the production of shrimp for consumption sales. In 2022, the Company focused efforts primarily on the development of genetic lines and did not produce a meaningful harvest. What shrimp revenue we did have was a result of inventory and late season sales. In future periods, our focus will be on developing these genetic lines, producing shrimp for consumption and selling broodstock. This resulted in significantly reduced revenues from 2021, when revenue was $316,112, representing a decrease of $267,111. This was due to the previously mentioned focus on broodstock development and no significant harvest being produced.

Cost of Goods Sold and Gross Profit

For the year ended December 31, 2023, cost of goods sold were $661,591 compared to $287,132 for the same period in 2022, an increase of $374,359 or 130%. This increase was primarily a result of an increase in shrimp production and lower than expected yields in harvested shrimp which necessitated a write-down of inventory by $579,916 to net its realizable value. For the year ended December 31, 2021, cost of goods sold was $973,418, a difference of $686,286 due to the previously mentioned focus on broodstock development and no significant harvest being produced, which in turn lowered our overall costs significantly.

The gross loss for the year ended December 31, 2023 was $560,018 for an operating loss margin of 551% compared to a gross loss of $238,131 for the same period in 2022, producing an operating loss margin of 208%, due to significantly reduced shrimp production. For 2021, the gross loss was $657,306, producing a higher operating loss margin of 208% due to the factors described above.

Operating Expenses

General and administrative expenses for year ended December 31, 2023 increased by $716,159, or482%, to $864,768 from $148,609 for the year ended December 31, 2022. The increase is due primarily to an increase in legal and professional fees of $208,495 due to legal and accounting fees associated with our corporate merger and filing on Form S-1 with the SEC, an increase in accrued salary and payroll taxes for our CEO of $168,971, and non-cash compensation to a consultant of $100,000. For the year ended December 31, 2021, general and administrative expenses were $232,425, or $83,816 more than in 2022. This was due to numerous differences, including auto and travel expense totaling $42,522, insurance expense totaling $21,214, repair and maintenance expense totaling $17,758, rent and depreciation expense totaling $31,538, offset by higher legal and professional fees of $32,891 and payroll tax expense of $42,336.

Other Income (Expense)

For the year ended December 31, 2023, we had interest expenses of $490,053 compared to interest expenses of $485,446 for the same period in 2022, an increase in interest expense of $4,607. This increase in interest expense was due primarily to higher interest charges on the farm note and financing charges on a credit card account. For the year ended December 31, 2021, we had other expense of $512, 097, yielding a nominal difference of $2,956, due to higher interest on the shareholder notes of $82,253 and the other interest of $23,452, offset by lower interest expense on the farm note of $41,272. In addition, the company benefitted from a loan forgiveness of $32,447 under the Small Business Administration’s Paycheck Protection Program.

Net Income (Loss)

As a result of the above, we reported a net loss of $1,894,993 for the year ended December 31, 2023 compared to a net loss of $922,817 for the year ended December 31, 2022, and a net loss of $1,401,828 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2023, we had a cash balance of $6,600, compared to an overdrawn balance of $288 as of December 31, 2022. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development and production, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding management positions for corporate development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Currently, competitively priced loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible preferred stock to GHS, factoring our receivables, and borrowing funds from employees of the company. As of December 31, 2023, our current liabilities exceeded our current assets by $3,478,423 as compared to 2022 when current liabilities exceeded current assts by $2,490,347, an increase of $988,076.

Our liquidity is significantly impacted by the farm note to King’s Aqua Farm LLC, dated June 15, 2017, in the original amount of $5,600,000 bearing interest at 6.0% per annum, due in 2039, yielding a monthly payment of $38,687. Secured by the farm property, the outstanding principal balances at December 31, 2023 and December 31, 2022, are $4,707,902 and $4,750,369, respectively. On May 31, 2024, the Company entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by the Company as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2022 through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid.

The Company is also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $719.

At December 31, 2022, the Company was indebted to King’s Aqua Farm LLC on a note secured by an adjacent piece of property to the farm. The balance of this note, $6,152, was paid off during the year ended December 31, 2023.

At December 31, 2022, the Company was indebted to an auto financing company on a note with a balance of $1,410. This note was paid off during the year ended December 31, 2023.

Liquidity is also affected by notes to our shareholders. At December 31, 2023, shareholders have loaned the Company approximately $1,667,985 which notes accrue interest at ranging from 12.0% to 18% per annum and were due December 31, 2023. The Company extended this due date to July 1, 2024, and plans to extend it again to December 31, 2024. The shareholder noteholders are expected to agree to this extension.

Cash Flows from Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $1,107,912, an increase usage of $602,009 resulting largely from $1,894,993 in net operating loss and an increase of $85,833 in inventory due to a build in preparation for our annual harvest, offset by an increases in accounts payable and accrued expenses of $387,549 in connection with our harvest preparation and accrued interest expense of $342,395 due mainly to falling into arrears on the note payable covering our farm property and increased interest expense on notes payable to shareholders, and an increase of $100,000 in common stock issued for consulting services.

By comparison, during the year ended December 31, 2022, net cash used in operating activities was $505,903 resulting mainly from a net operating loss of $922,817 and $112,924 of increased inventory, offset by increases in accrued interest of $383.267.. Net cash used in operating activities during the year ended December 31, 2021, consisted mainly of a net operating loss of $1,401,828 and increased inventory of $48,636, offset by increases in accounts payable and accrued interest of $70,060.

Cash Flows from Investing Activities

During the year ended December 31, 2023, we had $15,132 net cash used in investing activities. During the year ended December 31, 2022, we had no net cash used in investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $1,129,644 which was mainly comprised of purchases of Series D Preferred Stock of $1,028,000 by GHS, additional borrowings from our shareholders of $255,227, offset by $103,266 of payments to shareholder noteholders.. During the year ended December 31, 2022, net cash provided by financing activities was $509,779 which was mainly comprised of member contributions of $510,136 and net shareholder loan proceeds of $112,975 received after the corporate merger. In addition, we paid $97,151 to service debt of notes payable.

Factors That May Affect Future Results

Management’s Discussion and Analysis contains information based on management’s beliefs and forward-looking statements that involve several risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to, our ability to obtain the equity/debt funding or borrowings necessary to produce, market and launch our products, our ability to successfully serially produce and market our products; our success establishing and maintaining production lines; the acceptance of our products by customers; our continued ability to pay operating costs; our ability to meet demand for our products; the amount and nature of competition from our competitors; the effects of technological changes on products and product demand; and our ability to successfully adapt to market forces and technological demands of our customers.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in NOTE 2 to the Audited Annual Consolidated Financial Statements for 2023.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Fractional Chief Financial Officer, Adam Thomas and Malcolm McNeill, respectively, who seve as our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Thomas and McNeill, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023. Based on their evaluation, Messrs. Thomas and McNeill concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-K.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2023, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	We do not have a functioning audit committee.

•	We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be strengthened through utilizing a third-party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions.

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

•	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Despite the material weaknesses in financial reporting noted above, we believe that our financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the years presented in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have taken limited steps to meet our Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company. We are not materially compliant with the Section 404 requirements due to economic constraints.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Adam Thomas	42	Chief Executive Officer, Chief Financial Officer, and Director

Luis Fernando Granda Arias	65	Chief Operating Officer

Luis Arturo Granda Roman	44	Director

Bolivar Prieto Torres	43	Director

Jeffery Sedacca	70	Director

Malcolm McNeill	77	Director and Fractional Chief Financial Officer

Saleem Elmasri	38	Director and Audit Committee Chairman

Adam Thomas, CEO, CFO, and Director. Mr. Thomas has served as Chief Executive Officer, Chief Financial Officer, and Director of the Company since August 2022 and as Chief Executive Officer of TAA since April 2016. Mr. Thomas holds a bachelor’s degree in aviation management from Bowling Green State University and holds an MBA from Capital University. He has over fifteen years’ experience in operations, strategy, and financial operations. Mr. Thomas is highly qualified and experienced in managing budgets, P&L, and strategic growth. Prior to his involvement with TAA, Mr. Thomas was a Vice President at JPMorgan Chase where he led various operational and strategy groups both domestic and international. This experience led him to a Head of Corporate Strategy role at a legal and financial consulting firm where he led multiple successful mergers & acquisitions that grew annual revenue from $30M to 100M. Mr. Thomas is not, and has not been during the past five years, the director of any other public companies.

Luis Fernando Granda Arias, COO. Mr. Arias has served as Chief Operating Officer since June 12, 2023. Mr. Arias brings almost 40 years of experience in operating shrimp farms and hatcheries. In the early 1980’s, he was one of the first individuals to successfully cause broodstock prawns to spawn in artificial conditions inside a hatchery. In addition, Mr. Arias has successfully commissioned and operated profitably over 10 shrimp farms in Ecuador ranging in size from less than 100 acres to over 3,000 acres. He brings decades of wisdom and expertise to our operation. Mr. Arias is not, and has not been during the past five years, the director of any other public companies.

Luis Arturo Granda Roman, Director. Mr. Roman has served as Director of the Company since February 2023. Mr. Roman is one of the founders of TAA. He has been involved in aquaculture his entire 38 years but, professionally, for the last 20 years. Mr. Roman is a second-generation shrimp farmer and his father, Luis Fernando Granda Arias serves our COO. Mr. Roman has designed, commissioned, and operated three hatcheries, producing 180MM post-larvae/month, where he has successfully improved quality and survival rates. He has also commissioned and managed a 3700-acre shrimp farm in Ecuador. In addition to his aquaculture operations background, he was instrumental in the design and development of a large feed manufacturing facility in southern Ecuador. Mr. Roman has an undergraduate degree in Mariculture from Texas A&M, Galveston, and a Master in Aquaculture from National Center of Aquaculture and Marine, Ecuador. Mr. Roman is not, and has not been during the past five years, the director of any other public companies.

Bolivar Prieto Torres, Director. Mr. Torres has served as Director of the Company since February 2023. Mr. Prieto Torres is the President of Excellaqua, S.A., one of the largest and most successful shrimp hatcheries in Ecuador. Mr. Torres has held numerous executive level positions within the aquaculture industry. His direct experience related to shrimp cultivation, shrimp production, shrimp processing, as well as international shrimp trade brings invaluable experience to the company’s board of directors. Mr. Torres holds a degree in Agricultural Engineering from the Litoral Polytechnic School of Mechanical Engineering and Production Sciences in Guayaquil, Ecuador. Mr. Torres is not, and has not been during the past five years, the director of any other public companies.

Jeffery Sedacca, Director. Mr. Sedacca has served as Director of the Company since February 2023. Mr. Sedacca is a current board member of the Global Seafood Alliance (GSA). The Global Seafood Alliance is the leading group based in North America that advances responsible seafood practices worldwide through education, advocacy, and demonstration. Founded in 1997 and the driver behind certifications such as BAP (Best Aquaculture Practices), GSA found its footing with worldwide implications in 1997 (Walmart and other adopted in early 2000’s) when it was endorsed and supported by Walmart and Darden Restaurants. Mr. Sedacca is a respected authority on the U.S. domestic shrimp industry as well as imported products.

Mr. Sedacca was the CEO of Sunnyvale Seafood until he retired in late 2021. Sunnyvale Seafood is the U.S. sales arm and wholly-owned subsidiary of Goulian Aquatic Products Co., Ltd., a Chinese listed public company with annual revenues of $670,000,000 and a public market capitalization of over $4 billion. Prior to Mr. Sedacca’s position as CEO of Sunnyvale Seafood, Mr. Sedacca was President at National Fish and Seafood where he ran the shrimp division. Mr. Sedacca was also the principal owner and executive of Lumar, a shrimp producer based in the U.S. Gulf and Guatemala. Mr. Sedacca is a current board member of Gulf Shellfish Institute and Sterling Caviar/Aquafarms. Mr. Sedacca has direct sales channels into the buyer/decision makers of some of the largest seafood buyers in the U.S.

Mr. Sedacca has for decades been a vocal advocate for U.S. domestic aquaculture production. He is unquestionably recognized as a shrimp industry expert as he ran the shrimp division for National Fish and Seafood over a multi-year period. Mr. Sedacca now focuses his energies on select aquaculture companies and projects in the U.S.

Mr. Sedacca is not, and has not been during the past five years, the director of any other public companies.

Malcolm McNeill, Director and Fractional Chief Financial Officer. Mr. McNeill has served as Director of the Company since February 2023 and as Fractional Chief Financial Officer since January 2024. Mr. McNeill’s background is in accounting and finance. He worked with Price Waterhouse & Co. and has served as a financial executive or consultant to companies in the energy sector, including upstream oil and gas, interstate pipeline, independent power, biofuel development and private equity. Since August 2022 he has served with Global Energy Mentors, a group of experienced professionals advising start-up companies in the energy sector; from December 2018 to November 2021, he served as a contract CFO for Falcon Seaboard Diversified, Inc. an upstream oil and gas company; and from January 2016 to September 2018, he served as a contract CFO for Nearshore Natural Gas LLC, a developer of independent power in the Republic of Chad. Mr. McNeill is a certified public accountant and was the Audit Committee Chair on the Board through December 31, 2023. Mr. McNeill is not, and has not been during the past five years, the director of any other public companies.

Salem Elmasri. Mr. Elmasri was appointed to served as Director and Audit Committee Chairman in January 2024. Mr. Elmasri is a seasoned finance and accounting professional with a distinguished career spanning over a decade. He holds a BS in Finance and Accounting from Rutgers University, bringing a wealth of knowledge and expertise to our team. Mr. Elmasri currently serves as the Managing Partner at Titan Advisory, a role he assumed in September 2020. In this capacity, he has played a pivotal role in providing strategic financial counsel. He has also been an invaluable member of the Advisory Board for B Generous since February 2021. B Generous is a new venture-backed FinTech platform revolutionizing philanthropy and fundraising. Prior to his current roles, Mr. Elmasri served as the Managing Director - Advisory at DLA, LLC in New York City from June 2019 to April 2021. He has also held a senior leadership position as Sr. Director - Accounting Advisory at Pine Hill Group (now CFGI) in New York from March 2018 to June 2019. With a solid foundation at PwC, Mr. Elmasri served as Assurance Senior Manager for over a decade, focusing on the Pharmaceutical Sector.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Family Relationships

Mr. Roman and Arias are father and son. Mr. Thomas is related to Messrs. Arias and Roman through marriage (Mr. Thomas’ wife is Mr. Arias’ niece and Mr. Roman’s first cousin. Besides that, there are no family relationships between any of our directors and executive officers.

Audit Committee

Saleem Elmasri is currently the sole member of the audit committee, and he serves as Chairman. A summary of the audit committee’s responsibilities include:

•	the recommendation for appointment, remuneration and terms of appointment of auditors of the Company;

•	review and monitor the auditor’s independence and performance, and effectiveness of audit process;

•	examination of the financial statement and the auditors’ report thereon;

•	approval or any subsequent modification of transactions of the Company with related parties;

•	scrutiny of inter-corporate loans and investments;

•	valuation of undertakings or assets of the Company, wherever it is necessary;

•	evaluation of internal financial controls and risk management systems;

•	monitoring the end use of funds raised through public offers and related matters; and

•	any other responsibility as may be assigned by the board from time to time.

Our board of directors has not yet established a compensation committee or a nominating and corporate governance committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Not applicable to the Company as of December 31, 2023.

Code of Ethics

We have not adopted a formal, written code of ethics due to a small number of members of management. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation for Named Executive Officers

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Total ($)
Adam Thomas, CEO, CFO, Director	2023	126,750 (1)	126,750
	2022	–	–

________________________

(1)	Accrued and unpaid.

We currently have not entered into an employment agreement with Mr. Thomas; however, effective June 12, 2023, our board of directors approved the following compensation for Mr. Thomas:

•	effective April 1, 2023, Mr. Thomas will receive an annual base salary of $169,000 for his service as Chief Executive Officer;

•	Mr. Thomas will be eligible to receive incentive compensation of up to $41,000 in the form of cash and stock, at Mr. Thomas’ election; and

•	Mr. Thomas is eligible to receive employment benefits as generally provided by our policies and benefit plans for employees.

Mr. Thomas has agreed to receive only 50% of his accrued and unpaid compensation for 2023.

Summary Compensation for Directors

During the year ended December 31, 2023, the award of $43,000 of Common Stock was earned by each of our directors; however, the shares have yet to be issued.

Effective June 12, our board of directors approved the following compensation for non-management directors:

•	annual retainer of $43,000 for board membership, inclusive of all Board meeting and committee meeting attendance fees;

•	annual retainer for service on the Audit Committee of $10,000;

•	annual retainer for service as the Chairperson of any committee established by the board, other than the Audit Committee, of $5,000; and

•	reimbursement for reasonable out-of-pocket expenses actually incurred in connection with participation and/or attendance of board and committee meetings.

The annual retainer fees for non-management director and committee Chairpersons will be paid in one annual payment at the end of each fiscal year. Newly appointed directors and/or committee Chairpersons will be paid on a pro rata basis in relation to time served during their first calendar quarter of service. Subject to approval of the Board of Directors, a non-management director may receive payment of the annual retainer in restricted shares of common stock of the Company, which will vest at the rate of 1/3 per year over a period of three years after the date of such grant.

Equity Awards

As of December 31, 2023, there were no outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our directors, named executive officers, and executive officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 1,416,760,134 (1,416,654,274 common plus 105,860 preferred) shares as of June 27, 2024. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of June 27, 2024. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. The address for each of our directors, named executive officers, and executive officers is 1022 Shady Side Lane, Dallas, TX 75223.

Name and Position	Shares of Common Stock Owned	Shares of Series C Preferred Stock Owned(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Beneficial Ownership of Series C Preferred
Adam Thomas, CEO, CFO and Director	0	11,610	0	9.87%
Luis Fernando Granda Arias, COO	0	0	0	–
Luis Arturo Granda Roman, Director	0	18,062	0	15.35%
Bolivar Prieto Torres, Director	0	9,033	0	7.68%
Jeffery Sedacca, Director	0	0	0	–
Malcolm McNeill, Director	0	0	0	–
Total named executive officers, executive officers, and directors (six persons)	0	38,705	0	–
> 5% Beneficial Stockholders:
Cesar Granda 5129 Bellerive Bend Dr. College Station, TX 77845	0	10,642	0	9.05%
Rafael Verduga Puerto Lucia Bloque F department 3W Salinas, Santa Elena - Ecuador	0	18,166	0	15.44%
Jorge Bravo Jose Maria Pena 415-35 y Venezuela, Loja, Ecuador Ec110101	0	14,417	0	12.25%

*Less than 1%

(1)	The shares of Series C Preferred Stock are not convertible until 12 months after issuance. The shares of Series C Preferred Stock are convertible into 85% of the fully diluted issued and outstanding shares of Common Stock.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

On October 1, 2021, TAA issued to Excellaqua, S.A. an unsecured promissory note in the principal amount of $45,923.27. The lender is owned by Bolivar Prieto Torres, a director of the Company.

On October 1, 2021, TAA issued to Luis Arturo Granda Roman an unsecured promissory note in the principal amount of $8,873.09. The lender is a director of the Company.

On October 1, 2021, TAA issued to Adam Thomas an unsecured promissory note in the principal amount of $138,330.05. The lender is a director and executive officer of the Company.

Mr. Thomas is also owed $20,811 for unreimbursed business expenses through December 31, 2022.

On December 31, 2022, the Company issued an unsecured promissory note to Adam Thomas for $63,514.

On March 29, 2023, TAA issued Jeffery Sedacca an unsecured promissory note in the principal amount of $50,000. The lender is a director of the Company.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that most of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy regarding the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the SEC, and related other services that were provided by Burton McCumber & Longoria, L.L.P. (“BML”), our independent registered public accounting firm, in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees incurred by the Company to BLM for professional services rendered for the years ended December 31, 2023 and 2022, respectively.

Service	2023	2022
Audit Fees	$110,340	$0
Audit-Related Fees	0	0
Total	$110,340	$0

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2023 and 2022.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included with this Form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Certificate of Conversion from a Delaware Corporation to a Non-Delaware Entity dated May 12, 2023	S-1	333-274059	2.1	8/18/23
2.2	Definitive Equity Exchange Agreement dated September 13, 2022 with TAA, the members of TAA, and Adam Thomas	S-1	333-274059	2.2	8/18/23
3.1	Amended and Restated Articles of Incorporation filed September 12, 2022	S-1	333-274059	3.1	8/18/23
3.2	Articles of Amendment filed October 23, 2022	S-1	333-274059	3.2	8/18/23
3.3	Articles of Amendment filed January 20, 2023	S-1	333-274059	3.3	8/18/23
3.4	Articles of Amendment filed May 21, 2023	S-1	333-274059	3.4	8/18/23
3.5	Articles of Amendment filed June 5, 2023	S-1	333-274059	3.5	8/18/23
3.6	Articles of Amendment filed June 8, 2023	S-1	333-274059	3.6	8/18/23
3.7	Articles of Amendment filed July 6, 2023	S-1	333-274059	3.7	8/18/23
3.8	Articles of Amendment filed August 9, 2023	S-1	333-274059	3.8	8/18/23
3.9	Articles of Amendment filed August 9, 2023	S-1	333-274059	3.9	8/18/23
3.10	Articles of Amendment filed September 26, 2023	S-1/A	333-274059	3.10	10/5/23
3.11	Articles of Amendment filed October 22, 2023	S-1/A	333-274059	3.11	12/7/23
3.12	Bylaws	S-1	333-274059	3.10	8/18/23
4.1	Secured Promissory Note Issued to King's Aqua Farm, LLC by TAA on June 15, 2017	S-1	333-274059	4.1	8/18/23
4.2	Addendum to Secured Promissory Note Issued to King’s Aqua Farm, LLC by TAA June 15, 2017	S-1	333-274059	4.2	8/18/23
4.3	Deed of Trust and Security Agreement dated June 15, 2017	S-1	333-274059	4.3	8/18/23
4.4	Unsecured Promissory Note Issued by TAA to Excellaqua, S.A. on October 1, 2021	S-1	333-274059	4.4	8/18/23

4.5	Unsecured Promissory Note Issued by TAA to Luis Arturo Granda Roman on October 1, 2021	S-1	333-274059	4.5	8/18/23
4.6	Unsecured Promissory Note Issued by TAA to Adam Thomas on October 1, 2021	S-1	333-274059	4.6	8/18/23
10.1	Stock Purchase Agreement dated August 28, 2022 with Adam Thomas and Richard Goulding	S-1	333-274059	10.1	8/18/23
10.2	Assignment of Rights and Assumption of Liabilities Agreement dated August 29 2022 with Richard Goulding	S-1	333-274059	10.2	8/18/23
10.3	Equity Financing Agreement with GHS dated January 20, 2023	S-1	333-274059	10.3	8/18/23
10.4	Registration Rights Agreement with GHS dated January 20, 2023	S-1	333-274059	10.4	8/18/23
10.5	Amended Securities Purchase Agreement dated April 18, 2023 with GHS	S-1	333-274059	10.5	8/18/23
10.6	Securities Purchase Agreement dated May 22, 2023 with GHS	S-1	333-274059	10.6	8/18/23

10.7	Securities Purchase Agreement dated July 5, 2023 with GHS	S-1	333-274059	10.7	8/18/23
10.8	Securities Purchase Agreement dated September 26, 2023 with GHS	S-1/A	333-274059	10.8	10/5/23
10.9	Common Stock Purchase Warrant issued January 20, 2023 to GHS	S-1	333-274059	10.8	8/18/23
10.10	Common Stock Purchase Warrant issued April 18, 2023 to GHS	S-1	333-274059	10.9	8/18/23
10.11	Common Stock Purchase Warrant issued May 22, 2023 to GHS	S-1	333-274059	10.10	8/18/23
10.12	Common Stock Purchase Warrant issued July 5, 2023 to GHS	S-1	333-274059	10.11	8/18/23
10.13	Common Stock Purchase Warrant issued September 26, 2023 to GHS	S-1/A	333-274059	10.13	10/5/23
10.14	Letter Agreement dated November 15, 2022 with ICON Capital Group, LLC	S-1	333-274059	10.12	8/18/23
10.15	Letter Agreement dated November 15, 2022 with ICON Capital Group, LLC (Preferred and Warrants)	S-1	333-274059	10.13	8/18/23
21.1	List of Subsidiaries	S-1	333-274059	21.1	8/18/23
23.1	Consent of Burton McCumber & Longoria, L.L.P., independent registered public accounting firm	S-1/A	333-274059	23.1	2/9/24
23.2	Consent of Attorney (included in Exhibit 5.1)	S-1/A	333-274059	23.2	2/9/24
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS AMERICAN AQUACULTURE, INC.

By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer (Principal Executive Officer)

Date:	July 2, 2024

By:	/s/ Malcolm McNeill
Malcolm McNeill
Fractional Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	July 2, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of July 2024.

By:	/s/ Adam Thomas
Adam Thomas, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

By:	/s/ Malcolm McNeill
Malcolm McNeill, Fractional Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By:	/s/ Luis Arturo Granda Roman
Luis Arturo Granda Roman, Director

By:	/s/ Bolivar Prieto Torres
Bolivar Prieto Torres, Director

By:	/s/ Jeffery Sedacca
Jeffery Sedacca, Director

By:	/s/ Saleem Elmasri
Saleem Elmasri, Director

TRANS AMERICAN AQUACULTURE, INC.

Index to Financial Statements

As of December 31, 2023 and 2022

and for the Years Ended December 31, 2023 and 2022

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trans American Aquaculture, Inc.

(formerly Gold River Productions, Inc.)

Opinion

We have audited the accompanying consolidated balance sheets of Trans American Aquaculture, Inc. (formerly Gold River Productions, Inc.) and Subsidiary (“the Company”), a Colorado Corporation, as of December 31, 2023 and 2022 and related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company is a development stage company because its principal operations have commenced, but there has been no significant revenue therefrom which raises substantial doubt about its ability to continue as a going concern. In addition, the Company’s current liabilities exceed its current assets by $3,478,423 and has an accumulated deficit of $2,866,673 and is highly dependent on external financing to continue operations. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Critical Audit Matters section of this report.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 11 to the consolidated financial statements, the Company is a development stage company because its principal operations have commenced, but there has been no significant revenue therefrom which raises substantial doubt about its ability to continue as a going concern.

In addition, the Company’s current liabilities exceed its current assets by $3,478,423 and has an accumulated deficit of $2,866,673 and is highly dependent on external financing to continue operations. The Company is in the process of raising additional capital to support the completion of the developmental stage activities and ramp up ongoing full shrimp harvest cycles and establish its customer base.

The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company's current technology. Accordingly, the Company's ability to continue as a going concern is highly dependent on its ability to raise additional capital and implement its business plan as well as continuing to develop its brood stock in order to realize revenue. See Substantial Doubt about the Company’s Ability to Continue as a Going Concern section of this report.

We have served as the Company’s auditor since 2021.

/s/ Burton, McCumber & LOngoria, LLP

Brownsville, Texas

July 2, 2024

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,600	$0
Other receivable	0	46,038
Inventory	247,393	161,560
TOTAL CURRENT ASSETS	253,993	207,598

PROPERTY AND EQUIPMENT	7,935,824	7,920,692
Less accumulated depreciation	(527,827)	(457,920)
NET PROPERTY AND EQUIPMENT	7,407,997	7,462,772

TOTAL ASSETS	$7,661,990	$7,670,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$0	$288
Accounts payable	403,731	223,476
Accrued interest expense	789,265	446,870
Other accrued expenses	345,825	138,532
Income tax payable	0	46,038
Related parties notes	1,667,985	1,516,025
Current portion of notes payable	525,609	326,716
TOTAL CURRENT LIABILITIES	3,732,416	2,697,945

LONG-TERM LIABILITIES
Notes payable, net of current portion	4,332,293	4,581,215
Deferred tax liability, net	0	26,937
TOTAL LONG-TERM LIABILITIES	4,332,293	4,608,152

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.000001 par value, 3,000,000,000 shares authorized, 1,452,655,528 and 1,432,655,528 shares issued and outstanding	20	0
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	0	0
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	0	0
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares authorized, 100,000 issued and outstanding	0	0
Preferred Stock, Series D, .000001 par value, 1,144 shares authorized, 0 and 1,076 issued and outstanding	0	0
Additional paid in capital - common stock	99,980	0
Additional paid in capital - preferred stock (Series C)	1,287,091	1,287,091
Additional paid in capital - preferred stock (Series D)	1,076,863	0
Accumulated deficit	(2,866,673)	(922,817)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(402,719)	364,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,661,990	$7,670,370

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Operations

	For the year ended
	December 31,
	2023	2022	2021

REVENUES
Sales and service	$101,574	$49,001	$316,112

COST OF REVENUES
Cost of revenues	661,591	287,132	973,418

GROSS MARGIN	(560,018)	(238,131)	(657,306)

GENERAL AND ADMINISTRATIVE EXPENSES	864,768	148,609	232,425

OTHER INCOME (EXPENSE)
Other income	1,750	1,746	32,447
Other expense	(8,841)	(25,440)	0
Interest expense	(490,053)	(485,446)	(544,544)

TOTAL OTHER INCOME (EXPENSE)	(497,144)	(509,140)	(512,097)

NET INCOME (LOSS) BEFORE TAXES	(1,921,930)	(895,880)	(1,401,828)

INCOME TAX (EXPENSE) BENEFIT	26,937	(26,937)	0

NET INCOME (LOSS)	$(1,894,993)	$(922,817)	$(1,401,828)

Basic and Diluted Net loss per common share	$(0.001271)	$(0.000713)

Weighted average common shares outstanding - basic	1,452,215,968	1,294,840,264

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2023 and 2022

	Members'	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Accumulated
	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
Balance January 1, 2021	$544,830	0	$0	0	$0	0	$0	0	$0	0	$0	$0	$544,830

Member contributions	1,633,953	0	0	0	0	0	0	0	0	0	0	0	1,633,953

Net loss	(1,401,828)	0	0	0	0	0	0	0	0	0	0	0	(1,401,828)

Balance December 31, 2021	$776,955	1,248,901,842	$0	9,718,000	$0	5,000	$0	0	$0	0	$0	$0	$776,955

Member Contributions	510,136	0	0	0	0	0	0	0	0	0	0	0	510,136

Reverse Acquisition	(1,287,091)	15,248,503	0	0	0	0	0	100,000	1,287,091	0	0	0	0

Preferred Series A Conversion	0	64,000,000	0	(640,000)	0	0	0	0	0	0	0	0	0

New shares issued	0	104,505,183	0	0	0	0	0	0	0	0	0	0	0

Net loss	0	0	0	0	0	0	0	0	0	0	0	(922,817)	(922,817)

Balance December 31, 2022	$0	1,432,655,528	$0	9,078,000	$0	5,000	$0	100,000	$1,287,091	0	$0	$(922,817)	$364,274

Issuance of common shares	0	20,000,000	$100,000	0	0	0	0	0	0	0	0	0	100,000

Issuance of preferred shares	0	0	0	0	0	0	0	0	0	1,028	1,028,000	0	1,028,000

Stock Dividends	0	0	0	0	0	0	0	0	0	48	48,863	(48,863)	0

Net loss	0	0	0	0	0	0	0	0	0	0	0	(1,894,993)	(1,894,993)

Balance December 31, 2023	$0	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,076,863	$(2,866,673)	$(402,719)

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	For year ended
	December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,894,993)	$(922,817)	$(1,401,828)
Noncash items included in net loss:
Depreciation expense	69,907	85,949	98,889
Common stock issued for professional services	100,000	0	0
(Increase) decrease in:
Other receivable	46,038	(46,038)	0
Inventory	(85,833)	(112,924)	(48,636)
Deferred taxes	(26,937)	26,937	0
Other assets	0	0	17,024
Increase (decrease) in:
Accounts payable and other accrued expenses	387,549	33,685	70,060
Income tax payable	(46,038)	46,038	0
Accrued interest expense	342,395	383,267	0
CASH USED IN OPERATING ACTIVITIES	(1,107,912)	(505,903)	(1,264,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	(15,132)	0	(4,159)
CASH USED IN INVESTING ACTIVITIES	(15,132)	0	(4,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	(288)	(3,876)	(2,742)
Bank overdraft	0	288	3,876
Proceeds from shareholder notes payable	255,227	112,975	816,560
Payments on shareholder notes payable	(103,266)	(16,469)	0
Payments on notes payable	(50,029)	(97,151)	(144,753)
Contributions	0	510,136	595,709
Issuance of Preferred Shares	1,028,000	0	0
CASH PROVIDED BY FINANCING ACTIVITIES	1,129,644	509,903	1,268,650

NET INCREASE (DECREASE)	6,600	0	0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0	0	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,600	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$22,518	$85,463	$239,810
Cash paid for income taxes	$0	$0	$0

NON-CASH
Preferred series D stock dividends	$48,863	$0	$0
Common stock issued for services rendered	$100,000	$0	$0
Capitalization of related party member notes to members' capital	$0	$0	$1,038,243

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 1 – BUSINESS ORGANIZATION

Business Organization

Trans American Aquaculture, Inc. formerly Gold River Productions, Inc. (GRP), (“the Company”) was incorporated in the State of Delaware on September 18, 2006, as Polythene Metro Corp before being acquired by Gold River Productions, Inc. on January 25, 2007. The Company was re-incorporated in the State of Colorado in July 2018. In February 2023, pursuant to shareholder and Board approval, the Company changed its name to Trans American Aquaculture, Inc., reflective of its new management and operations, and applied to the Financial Industry Regulatory Authority (“FINRA”) to change its ticker symbol from GRPS to TAAQ.

On August 28, 2022, Richard Goulding, executive and selling party of Gold River Productions, Inc. and Adam Thomas, purchaser, executed a Stock Purchase Agreement (“SPA”). Under the terms of the SPA, Mr. Goulding, agreed to sell to Adam Thomas, CEO of TAA, 9,078,000 shares of the Company’s Series A Preferred Stock, and to retain 640,000 shares for later conversion to the Company’s common stock. Each share of Series A Preferred Stock is convertible into 100 shares of the Company’s common stock. In addition, Mr. Thomas agreed to purchase all the Company’s outstanding shares of Series B Preferred Stock from Mr. Goulding for a cash payment of $5,000.

In further consideration for the sale of the shares of Series A and Series B Preferred Stock, Mr. Goulding agreed to:

1.	Increase the authorized shares of the Company’s common stock to three billion (3,000,000,000) shares;
2.	Convert his retained 640,000 shares of Series A Preferred Stock, to 64,000,000 shares of common stock;

3.	Issue to various former employees and consultants of the Company an aggregate amount of 15,248,503 shares of the Company’s common stock; and

4.	Complete the assignment of assets and assumption of liabilities as they existed immediately prior to the closing of the stock purchase agreement on August 29, 2022.

Following the purchase of the shares of Class A and Class B Preferred Stock, Mr. Thomas and TAA agreed to:

1.	To have the Company issue shares of a Class C Preferred Stock to the former members of TAA, such shares to be convertible into 85% of the Company’s common stock, but limited as to this conversion for a minimum of 12 months from the date of issuance; and

2.	To cancel and withdraw the shares of Series A Preferred Stock.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 1 – BUSINESS ORGANIZATION (CONTINUED)

As of December 31, 2023, the parties are contemplating an amendment to the SPA; however, no terms have been agreed.

On August 29, 2022, Gold River Productions, Inc. and Goulding executed an Assignment of Rights and Assumption of Liabilities Agreement whereby Gold River Productions, Inc. assigned all of its assets and liabilities to Mr. Richard Goulding (Mr. Goulding), Chairman of the Board and CEO of GRP, resulting in GRP becoming a public shell company without any assets or liabilities and became the accounting acquiree.

On September 13, 2022, Gold River Productions, Inc. and Trans American Aquaculture, LLC (“TAA”) executed a Definitive Equity Exchange Agreement in a transaction accounted for as a reverse acquisition, whereby TAA became the accounting acquiror. TAA operates a large land-based shrimp farming and technology company located in South Texas. The Company produces premium quality, farm-raised white shrimp, 100% free of antibiotics and hormones, and cultivated using safe and sustainable practices. Its principal markets consist of seafood distributors, restaurants, and grocery store chains in the United States. Using decades of experience in the shrimp aquaculture industry, products are grown with our superior technology and our proprietary genetics which results in a superior fresh product always grown in the United States.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements include the accounts of Trans American Aquaculture, Inc and its wholly owned subsidiary Trans American Aquaculture, LLC, a Texas Limited Liability Company. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared on the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory is valued at lower of cost or the net realizable value on a first-in, first-out basis. Depending on the development and growth stage of shrimp, the Company’s inventory is comprised of 1) broodstock held for restocking the next harvest cycle, 2) broodstock held for sale, and shrimp held for sale. The Company evaluates realization of shrimp based on market prices at the end of each period.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed while expenditures for renewals which prolong the lives of the assets are capitalized. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts and any net gain or loss is included in the consolidated statement of income.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For financial reporting purposes, depreciation of property and equipment is provided for by using the straight-line method based on the estimated service lives of the property as follows:

Land improvements	40 years
Buildings and structures	40 years
Farm equipment	10 – 20 years
Autos and trucks	10 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset has been impaired, the amount of the impairment is charged to operations. No impairments were recognized for the periods ended December 31, 2023 and 2022.

Income Taxes

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually.

Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax assets and liabilities.

The Company's income tax returns are subject to examination by the appropriate tax jurisdictions. As of July 2, 2024, the Company needs to file federal and state income tax returns for 2020, 2021, 2022 and 2023. During 2020, the Company had taxable income primarily as a result of a short-term capital gain of $445,500 on the sale of a joint venture interest. This resulted in taxable income of $155,200 and an unremitted federal income tax liability of $33,180. With accrued penalties and interest through September 30, 2023, the total due the IRS is $58,256. All liabilities, including federal taxes, were indemnified by Goulding as part of the transaction and accordingly a receivable due from the previous owner of the Company has been recorded. The Company intends to file its 2020 federal tax return and pay the tax due, plus penalties in interest once it has sufficient cash to do so.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues according to the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC 606”) and Accounting Standard Update ASU 2014-09 “Revenues from Contracts with Customers.” Under the ASC 606, revenues is recognized when the customer obtains control of promised goods or services in amounts that reflect the consideration which the entity expected to receive in exchange of goods and service. The Company does not collect sales, value-add and other taxes collected on behalf of third parties. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract with customer; (2) identify the performance obligations in contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenues when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue as a single performance obligation when it transfers its products to customers, being when the goods are shipped and transfers to a buyer and when performance obligation under contracted sales are completed.

Advertising and Promotion

All costs associated with advertising and promoting the Company's goods and services are expensed in the year incurred.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to credit risk consist primarily of temporary cash investments and accounts receivable.

The Company maintains its cash balances at a large financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in an account. The Company believes it is not exposed to any significant credit risk on cash and had no balances in excess of the $250,000 FDIC limit for the year ended December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, one customer accounted for 100%, 100% and 91% of total revenues earned, respectively. At December 31, 2022 and 2021, there were no accounts receivable from any customers.

The Company’s sole source of expected future revenue consists of the sale of a single live product which requires substantial care. Production risks such as weather, disease and other factors could affect the Company’s ability to realize revenue from its inventory stock.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 2, 2024, the date the consolidated financial statements were issued.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of the Company is reflected in diluted net loss per share by application of the treasury stock method. The dilutive securities are excluded from the computation of diluted net loss per share when net loss is recorded for the period as their effect would be anti-dilutive.

NOTE 3 – INVENTORY

The inventory at December 31, 2023 consists of consumable shrimp held for sale, broodstock held for sale, and broodstock held for restocking. Included in this amount is the broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals will eventually come to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

Just prior to harvest, the Company segregates and retains selected premium shrimp to become broodstock for the following shrimp harvest cycle. Upon identification and segregation, the selected animals are transferred from outdoor ponds to specialized indoor tanks. These tanks are highly regulated with respect to temperature, lighting and salinity levels. Costs allocated to broodstock animals at December 31, 2023 and 2022 totaled $56,362 and $161,560, respectively.

Total inventory is as follows at December 31,:

	2023	2022
Held for Sale
Shrimp	$187,006	$–
Broodstock	4,025	–
Total Held for Sale	191,031	–
Broodstock - Restocking	56,362	161,560

Total inventory	$247,393	$161,560

The Company wrote down inventory in the amount of $579,916, $0 and $0 to net realizable value for the years ended December 31, 2023, 2022 and 2021, respectively.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2023 and December 31, 2022, the Company had the following property and equipment.

	December 31,	December 31,
	2023	2022
Autos and trucks	$66,845	$66,845
Building and improvements	656,389	656,389
Farm equipment	440,281	425,149
Other equipment	646,066	646,066
	1,809,581	1,794,449
Less: accumulated depreciation	(527,827)	(457,920)
	1,281,754	1,336,529
Land	6,126,243	6,126,243

Net property and equipment	$7,407,997	$7,462,772

Depreciation expense for the years ended December 31, 2023, 2022 and 2021, totaled approximately $69,907, $85,949 and $98,889, respectively. The amount of depreciation expense in cost of goods sold or inventory totaled $68,357, $84,238 and $84,238 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable as of December 31, 2023 and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022
Note to an entity by the former owner of farm property, interest at 6.00%, due in monthly installments of $38,687 including interest, secured by real property, due in 2039	$4,707,902	$4,750,369

Note to former owner of farm property, interest at 6.00%, due in monthly installments of $1,450 including interest, secured by real property, due in 2023	–	6,152

Note to auto financing company, interest rate at 2.9%, due in monthly installments of $719, secured by vehicle, due in 2023	–	1,410

Note to a bank, interest at 3.75%, due in monthly installments of $719.02 including interest, secured by real property, due in 2050	150,000	150,000
	4,857,902	4,907,931
Less Current Portion	(525,609)	(326,716)

Net Long-Term Debt	$4,332,293	$4,581,215

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 5 – NOTES PAYABLE –(CONTINUED)

The estimated notes payable maturities as of December 31, 2023 are as follows:

31-Dec-24	$525,609
31-Dec-25	222,000
31-Dec-26	235,627
30-Dec-27	250,092
31-Dec-28	265,445
Thereafter	3,359,129

$4,857,902

At December 31, 2023, the Company was in default on the farm property note for $4,707,902 due to failure to remit timely monthly payments. On May 31, 2024, the Company entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by the Company as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2022 through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid.

NOTE 6 – RELATED PARTY NOTES PAYABLE

As of December 31, 2023, shareholders have loaned the Company approximately $1,523,236 in notes which accrue interest ranging from 12% and 18% per annual and mature between April 1, 2024 and July 1, 2024. Accrued interest related to these notes totaled $414,624 and $236,917 as of December 31, 2023 and 2022, respectively.

NOTE 7 – INCOME TAX

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance of $394,890 has been recorded as of December 31, 2023 due to uncertainty of the realization of deferred tax asset in future periods.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 7 – INCOME TAX – (CONTINUED)

Current tax is the expected tax payable or receivable on the taxable income or loss for the year, using tax rates enacted or substantively enacted by the end of the reporting period, and any adjustment to tax payable in respect of previous years.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in ASC Topic 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions that required recognition by the Company. As of the date of these consolidated financial statements, the Company’s federal and various state tax returns will generally remain open for the last three years.

The Company’s provision for income taxes attributable to income before income taxes for the periods ended December 31, 2023 and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022
Deferred tax assets related to:
NOL Carryover	$403,605	$59,323
Deferred tax liability related to:
Property and equipment	(8,715)	(86,260)
	394,890	(26,937)
Less: allowance	(394,890)	–

Net deferred tax asset (liability)	$(0)	$(26,937)

Current expense
Federal	$–	$–
State	–	–
	$–	$–

Deferred income tax expense (benefit)	$(26,937)	$26,937

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 8 – EQUITY FINANCING AND SECURITIES PURCHASE AGREEMENT

Equity Financing Agreement

On January 20, 2023, the Company entered into an Equity Financing Agreement (“the EFA”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS Investments, LLC, pursuant to which GHS agreed to purchase up to $10,000,000 in shares of the Company common stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 of the underlying shares of the Company’s common stock.

The EFA grants the Company the right, to direct GHS to purchase shares of the Company’s common stock on any business day (a “Put”), provided that at least ten trading days (as defined in the EFA) have passed since the closing of the most recent Put. The purchase price of the shares of common stock contained in a Put shall be 80% of the lowest traded price of the Company common stock during the ten consecutive Trading Days preceding the date of the Put notice. In the event The Company up lists to Nasdaq or an equivalent national exchange, the purchase price will be 90%. No Put will be made in an amount less than $10,000 or greater than $500,000 and any single drawdown may not exceed 200% of the average daily trading dollar volume of the Company’s common stock during the ten trading days preceding the Put. In no event is the Company entitled to make a Put or is GHS entitled to purchase and own cumulative shares greater than 4.99% of the Company’s shares of common stock outstanding on such date.

The EFA will terminate upon any of the following events: when GHS has purchased an aggregate of $10,000,000 in the common stock of the Company pursuant to the EFA; or on the date that is 24 months from the date of the EFA.

Actual sales of shares of common stock to GHS under the EFA will depend on a variety of factors, including, the number of public shares the Company has available for trading on the open market (excluding closely held and restricted stock), market conditions, the trading price of the common stock, the number of shares outstanding, and the Company’s determinations as to the appropriate sources of funding for the Company and its operations. The net proceeds under the EFA to the Company will depend on the frequency and prices at which the Company sells shares of stock to GHS.

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the SEC the Registration Statement within 60 calendar days of the date of the Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the SEC within 60 calendar days after the date the Registration Statement is filed with the SEC, but in no event more than calendar 120 days after the Registration Statement is filed.

The Company will use the proceeds from the Puts for general corporate and working capital purposes and acquisitions or assets, businesses, or operations or for purposes the Board of Directors deems to be in the best interests of the Company.

Securities Purchase Agreement

On January 20, 2023, The Company entered into a Securities Purchase Agreement with GHS (the “GHS SPA”) pursuant to which 250 shares of Series D Preferred Stock for $250,000 were sold to GHS at a price per share of $1,000. In addition, pursuant to the GHS SPA, the Company issued to GHS warrants to purchase 46,296,296 shares of common stock exercisable at $0.005175 per share and terminating on January 20, 2028.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 8 – EQUITY FINANCING AND SECURITIES PURCHASE AGREEMENT – (CONTINUED)

On April 18, 2023, the Company entered into an Amended Securities Purchase Agreement with GHS (the “Amended SPA”) pursuant to which the Company sold to GHS 102 shares of Series D Preferred Stock for $102,000 ($1,000 for each share of Series D Preferred Stock). In addition, pursuant to the Amended SPA, the Company issued to GHS warrants to purchase 20,606,061 shares of Common Stock exercisable at $0.00391 per share and terminating on January 20, 2028.

On May 22, 2023, the Company entered into an Amended Securities Purchase Agreement with GHS (the “Amended SPA”) pursuant to which the Company sold to GHS 184 shares of Series D Preferred Stock for $184,000 ($1,000 for each share of Series D Preferred Stock). In addition, pursuant to the Amended SPA, the

Company issued to GHS warrants to purchase 42,666,667 shares of Common Stock exercisable at $0.00345 per share and terminating on January 20, 2028.

On July 6, 2023, the Company entered into an Amended Securities Purchase Agreement with GHS (the “Amended SPA”) pursuant to which the Company sold to GHS 96 shares of Series D Preferred Stock for $96,000 ($1,000 for each share of Series D Preferred Stock). In addition, pursuant to the Amended SPA, the Company issued to GHS warrants to purchase 19,047,620 shares of Common Stock exercisable at $0.004025 per share and terminating on January 20, 2028.

In addition, pursuant to the Amended SPA, following the filing a registration statement on Form S-1 with the SEC registering the resale of the maximum aggregate number of shares of common stock issuable pursuant to the conversion of the Series D Preferred Stock and the shares issuable upon the exercise of the warrants issuable under the Amended SPA, upon satisfaction of applicable deliveries and closing conditions GHS agrees to purchase an additional 250 shares of Series D Preferred Stock for an additional $250,000 ($1,000 per share of Series D Preferred Stock) and the Company will issue to GHS warrants to purchase shares of common stock equal to 50% of the number of shares issuable upon conversion of the shares of Series D Preferred Stock sold to GHS.

On September 26, 2023, the Company entered into a Securities Purchase Agreement with GHS (the “September 2023 SPA”) pursuant to which the Company agreed to sell GHS 151 shares of Series D Preferred Stock for $146,000 ($1,000 for each share of Series D Preferred Stock and five commitment shares). At the initial closing, GHS purchased 76 shares ($1,000 per share of Series D Preferred Stock) and within 25 calendar days from the initial closing, GHS agreed to purchase 70 shares of Series D Preferred Stock. In addition, pursuant to the September 2023 SPA, the Company issued to GHS warrants to purchase 14,901,961 shares of Common Stock exercisable at $0.003795 per share and terminating on September 26, 2028. On October 12, 2023, GHS purchased the remaining 70 shares of Series D Preferred Stock under the September 2023 SPA. In addition, pursuant to the September 2023 SPA, the Company issued to GHS warrants to purchase 14,705,883 shares of Common Stock exercisable at $0.003795 per share and terminating on October 12, 2028.

NOTE 9 – LITIGATION

From time to time the Company is involved in lawsuits against the Company involving general liability or various contractual matters.  In the opinion of the Company’s management, the potential claims against the Company not covered by insurance resulting from such litigation will not materially affect the financial position of the Company.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 10 – SUBSEQUENT EVENTS

Pursuant to the Amended SPA noted above, upon the effectiveness of a registration statement registering the resale of shares of common stock, GHS had agreed to purchase an additional 250 shares of Series D Preferred Stock for an additional $250,000 ($1,000 per share of Series D Preferred Stock). However, soon after the Company’s registration statement became effective in February 2024, GHS informed the Company that they would not be funding any additional amounts as agreed under the Amended SPA.

In February 2024, the Company entered into an accounts receivable factoring agreement in the amount of $750,000.  The agreement calls for 80% recourse financing on eligible receivables. The amount received for the factored receivables on February 7, 2024, totaled $135,847.

NOTE 11 - GOING CONCERN

The Company follows FASB ASU 2014-10 – Development Stage Entities because its principal operations have commenced, but there has been no significant revenue therefrom. To date, the Company's activities since inception have consisted principally of acquiring property, equipment, and other operating assets, raising capital, starting up production, recruiting and training personnel and raising capital.

The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan as well as continuing to develop its brood stock in order to fulfill recently signed contracts. The financial statements do not include any adjustments that might be necessary if the business plan cannot be implemented or if additional capital cannot be raised, either of which could result in the Company not being able to continue as a going concern.

The Company is in the process of raising additional capital to support the completion of the developmental stage activities and ramp up ongoing full shrimp harvest cycles and establish its customer base. Therefore, the Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company's current technology.

