Form 10-Q
period 2024-03-31
Trans American Aquaculture, Inc
filed 2024-07-15
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-56640

TRANS AMERICAN AQUACULTURE, INC.

(Exact name of registrant as specified in its charter)

Colorado	02-0685828
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1022 Shadyside Lane, Dallas, TX	75223
(Address of Principal Executive Offices)	(Zip Code)

(972) 358-6037

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of July 14, 2024, was 1,428,337,574.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	Unaudited	Unaudited
	March 31,	March 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$0	$31,480
Receivable from factor	55,199	49,896
Inventory	208,808	297,894
Other current assets	293	0
TOTAL CURRENT ASSETS	264,300	379,269

PROPERTY AND EQUIPMENT	7,948,041	7,935,825
Less accumulated depreciation	(545,522)	(478,552)
NET PROPERTY AND EQUIPMENT	7,402,518	7,457,273

TOTAL ASSETS	$7,666,818	$7,836,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$2,062	$0
Accounts payable	504,671	313,988
Accrued interest expense	915,403	43,736
Other accrued expenses	386,270	534,432
Income tax payable	0	49,896
Due to related parties	1,629,138	1,555,416
Current portion of notes payable	619,826	415,300
TOTAL CURRENT LIABILITIES	4,057,370	2,912,768

LONG-TERM LIABILITIES
Notes payable, net of current portion	4,329,480	4,467,694
TOTAL LONG-TERM LIABILITIES	4,329,480	4,467,694

STOCKHOLDERS' EQUITY
Common stock, $.000001 par value, 3,000,000,000 shares authorized, 1,460,270,805 and 1,452,655,528 shares issued and outstanding	23	20
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	0	0
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	0	0
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares and outstanding	0	0
Preferred Stock, Series D, .000001 par value, 1,144 shares authorized, 1,098 and 250 issued and outstanding	0	0
Additional paid in capital - common stock	121,095	99,980
Additional paid in capital - preferred stock (Series C)	1,287,091	1,287,091
Additional paid in capital - preferred stock (Series D)	1,098,643	250,000
Accumulated deficit	(3,226,884)	(1,181,011)
TOTAL STOCKHOLDERS' EQUITY	(720,033)	456,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,666,818	$7,836,542

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Operations

	Unaudited	Unaudited
	For the Three Months Ended
	March 31,
	2024	2023

REVENUES
Sales and service	$310,126	$0

COST OF REVENUES
Cost of revenues	272,079	0

GROSS PROFIT	38,047	0

GENERAL AND ADMINISTRATIVE EXPENSES	172,558	170,102

OTHER INCOME (EXPENSE)
Other income	700	1,050
Other expense	(647)	0
Interest expense	(127,416)	(116,079)

TOTAL OTHER INCOME (EXPENSE)	(127,363)	(115,029)

NET INCOME (LOSS) BEFORE TAXES	(261,873)	(285,131)

INCOME TAX (EXPENSE) BENEFIT	0	(26,937)

NET INCOME (LOSS)	$(261,873)	$(258,194)

Basic and Diluted Net loss per common share	(0.000160)	(0.000155)

Weighted average common shares outstanding - basic	1,456,206,747	1,449,322,195

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity

For the three months ended March 31, 2024 and 2023

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
Balance January 1, 2023	1,432,655,528	$0	9,078,000	$0	5,000	$0	100,000	$1,287,091	0	$0	$(922,817)	$364,274

Issuance of common shares	20,000,000	100,000	0	0	0	0	0	0	0	0	0	100,000

Issuance of preferred stock	0	0	0	0	0	0	0	0	250	250,000	0	250,000

Net loss	0	0	0	0	0	0	0	0	0	0	(258,194)	(258,194)

Balance March 31, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	250	$250,000	$(1,181,011)	$456,080

Balance January 1, 2024	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,076,863	$(2,943,231)	$(479,277)

Issuance of common shares	7,615,277	21,118	0	0	0	0	0	0	0	0	0	21,118

Stock dividends	0	0	0	0	0	0	0	0	22	21,780	(21,780)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(261,873)	(261,873)

Balance March 31, 2023 (Unaudited)	1,460,270,805	$121,118	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,098	$1,098,643	$(3,226,884)	$(720,033)

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	Unaudited	Unaudited
	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(261,873)	$(258,194)
Noncash items included in net loss:
Depreciation expense	17,695	20,631
Common stock issued	21,118	100,000
(Increase) decrease in:
Accounts receivable	(55,199)	(3,858)
Inventory	39,017	(136,334)
Deferred taxes	0	(26,937)
Other current assets	(293)	0
Increase (decrease) in:
Accounts payable	23,950	(4,283)
Other accrued expenses	40,444	0
Income tax payable	0	3,858
Accrued interest expense	126,138	87,562
CASH USED IN OPERATING ACTIVITIES	(49,003)	(217,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	(12,216)	(15,132)
CASH USED IN INVESTING ACTIVITIES	(12,216)	(15,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	0	(288)
Bank overdraft	2,062	0
Proceeds from shareholder notes payable	0	75,000
Payments on due to related parties	0	(35,609)
Payments on notes payable	(1,596)	(24,937)
Proceeds from notes payable	93,000	0
Payments on due to related parties	(38,847)	0
Issuance of preferred Shares	0	250,000
CASH PROVIDED BY FINANCING ACTIVITIES	54,619	264,166

NET INCREASE (DECREASE)	(6,600)	31,479

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,600	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$31,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$363,915	$23,736
Cash paid for income taxes	$0	$0

NON-CASH
Preferred series D stock dividends	$21,779	$0
Common stock issued for services rendered	$21,118	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to the Consolidated Financial Statements

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

As of March 31, 2024, the parties are contemplating an amendment to the SPA; however, no terms have been agreed.

NOTE 1 – BUSINESS ORGANIZATION (CONTINUED)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For financial reporting purposes, depreciation of property and equipment is provided for by using the straight-line method based on the estimated service lives of the property as follows:

Land improvements	40 years
Buildings and structures	40 years
Farm equipment	10 – 20 years
Autos and trucks	10 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset has been impaired, the amount of the impairment is charged to operations. No impairments were recognized for the periods ended March 31, 2024 and 2023.

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

The Company's income tax returns are subject to examination by the appropriate tax jurisdictions. As of June 30, 2024, the Company needs to file federal and state income tax returns for 2020, 2021, 2022 and 2023. During 2020, the Company had taxable income primarily as a result of a short-term capital gain of $445,500 on the sale of a joint venture interest. This resulted in taxable income of $155,200 and an unremitted federal income tax liability of $33,180. With accrued penalties and interest, the total due the IRS is approximately $58,300. All liabilities, including federal taxes, were indemnified by Goulding as part of the transaction and accordingly a receivable due from the previous owner of the Company has been recorded and netted against the tax obligation. The Company intends to file its 2020 federal tax return and pay the tax due, plus penalties in interest once it has sufficient cash to do so.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company maintains its cash balances at a large financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in an account. The Company believes it is not exposed to any significant credit risk on cash and had no balances in excess of the $250,000 FDIC limit for the period ended March 31, 2024.

For the quarters ended March 31, 2024 and 2023, one customer accounted for 100% of total revenues earned.

The Company’s sole source of expected future revenue consists of the sale of a single live product which requires substantial care.  Production risks such as weather, disease and other factors could affect the Company’s ability to realize revenue from its inventory stock.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 15, 2024, the date the consolidated financial statements were issued.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 11, 2023, the Company entered into an accounts receivable factoring agreement in the amount of $750,000.  The agreement calls for 80% with recourse financing on eligible receivables. The amount received for the factored receivables on February 7, 2024, totaled $135,847, of which $55,196 remains outstanding at March 31, 2024.

NOTE 4 – INVENTORY

The inventory at March 31, 2024, consists of shrimp in the larvae stage of development held for sale, broodstock held for sale, and broodstock held for restocking. Included in this amount is the broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals will eventually come to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

Just prior to harvest, the Company segregates and retains selected premium shrimp to become broodstock for the following shrimp harvest cycle. Upon identification and segregation, the selected animals are transferred from outdoor ponds to specialized indoor tanks. These tanks are highly regulated with respect to temperature, lighting and salinity levels. Costs allocated to broodstock animals at March 31, 2024 and 2023 totaled $90,459 and $161,560, respectively.

Total inventory is as follows at March 31,

	2024	2023
Held for Sale
Shrimp	$118,259	$136,334
Broodstock	0	0
Total Held for Sale	118,259	136,334
Broodstock - Restocking	90,549	161,560

Total inventory	$208,808	$297,894

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2024 and 2023, the Company had the following property and equipment:

	March 31,	March
	2024	2023
Autos and trucks	$66,845	$66,845
Building and improvements	668,289	656,389
Farm equipment	440,598	440,281
Other equipment	646,066	646,066
	1,821,798	1,809,582
Less: accumulated depreciation	(545,522)	(478,552)
	1,276,276	1,331,030
Land	6,126,242	6,126,243

Net property and equipment	$7,402,518	$7,457,273

NOTE 5 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the quarters ended March 31, 2024 and 2023, totaled approximately $17,695 and $20,631. The amount of depreciation expense in cost of goods sold or inventory totaled $16,517 and $17,575 for the quarters ended March 31, 2024 and 2023.

NOTE 6 –NOTES PAYABLE

Notes payable as of March 31, 2024 and 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
Note to an entity by the former owner of farm property, interest at 6.00%, due in monthly installments of $38,687 including interest, secured by real property, due in 2039	$4,707,902	$4,707,902

Unsecured Promissory Note to 1800 Diagonal Lending LLC, a commercial lender, with one-time interest of 13%, due in four installments beginning August 30, 2024 and due in total by November 30, 2014, original issue discount of $18,600	93,000	0

Note to a bank, interest at 3.75%, due in monthly installments of $719 including interest, secured by real property, due in 2050	148,404	150,000
	4,949,306	4,857,902
Less Current Portion	(619,826)	(326,716)

Net Long-Term Debt	$4,329,480	$4,531,186

The estimated notes payable maturities as of March 31, 2024 are as follows:

31-Dec-24	$619,826
31-Dec-25	222,107
31-Dec-26	235,739
30-Dec-27	250,207
31-Dec-28	265,565
Thereafter	3,355,862

$4,949,306

NOTE 6 –NOTES PAYABLE (CONTINUED)

In February 2024, the Company signed an unsecured promissory note with a lender for $111,600, bearing one-time interest at the rate of 13%, and maturing on four dates beginning on August 30, 2024 and ending on November 30, 2024. The proceeds of this note were issued with an original issue discount of $18,600, yielding net proceeds of $93,000. Upon full maturity, the Company will have paid a total of $126,108 of principal and interest on this note.

At March 31, 2024, the Company was in default on the farm property note for $4,707,902 due to failure to remit timely monthly payments. On May 31, 2024, the Company entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by the Company as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2022 through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid.

NOTE 7 – RELATED PARTY NOTES PAYABLE

As of March 31, 2023, shareholders have loaned the Company approximately $1,523,000 in notes which accrue interest ranging from 12% and 18% per annual period. Maturities between April 1, 2024 and July 1, 2024, have been extended to December 31, 2024. Accrued interest related to these notes totaled $463,552 and $278,541 as of March 31, 2024 and 2023, respectively.

NOTE 8 – INCOME TAX

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance has been recorded as of March 31, 2024 due to uncertainty of the realization of deferred tax asset in future periods.

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

NOTE 8 – INCOME TAX (CONTINUED)

The Company’s provision for income taxes attributable to income before income taxes for the periods ended December 31, 2023 and 2022, consisted of the following:

	March 31,	March 31,
	2024	2023
Deferred tax assets related to:
NOL Carryover	$403,605	$59,323
Deferred tax liability related to:
Property and equipment	(8,715)	(86,260)
	394,890	(26,937)
Less: allowance	(394,890)	0

Net deferred tax asset (liability)	$0	$(26,937)

Current expense
Federal	$0	$0
State	0	0

	$0	$0

Deferred income tax expense (benefit)	$(26,937)	$26,937

NOTE 9 – EQUITY FINANCING AND SECURITIES PURCHASE AGREEMENT

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

NOTE 9 – EQUITY FINANCING AND SECURITIES PURCHASE AGREEMENT (CONTINUED)

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

On February 27, 2024, the Company put 4,615,277 shares of common stock to GHS at a purchase price of $0.00224 under the EFA for net proceeds of $2,106.

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

NOTE 9 – EQUITY FINANCING AND SECURITIES PURCHASE AGREEMENT (CONTINUED)

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

NOTE 10 – LITIGATION

From time to time the Company is involved in lawsuits against the Company involving general liability or various contractual matters.  In the opinion of the Company’s management, the potential claims against the Company not covered by insurance resulting from such litigation will not materially affect the financial position of the Company.

NOTE 11 – GOING CONCERN

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on July 2, 2024. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

Shrimp farming is a seasonal business. On a calendar year basis, we typically use the broodstock to breed our larvae shrimp during the first quarter so that by spring the shrimp are held in large post-larvae tanks for development. Later, in early summer, the shrimp are transferred to ponds where they complete the grow out process over the next five to six months. This can vary if we have more than one cycle of shrimp. Grow out may begin in the second in the second quarter, with a second cycle grow out beginning in early summer. The first harvest cycle can occur in early fall with the second harvest cycle occurring in November or December. During 2023, we had one cycle and harvest occurred in early November 2023. During 2024, we have not stocked, nor have we had a harvest; however, we are in process of larval development with a planned stocking in August 2024.

Our shrimp inventory is valued at lower of cost or the net realizable value on a first-in, first-out basis.

The inventory at March 31, 2024 consists of live broodstock animals. Included in this amount are costs and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30.

At March 31, 2024, the broodstock shrimp for the 2024 harvest had been identified and segregated from consumable shrimp in outdoor ponds to indoor tanks. The table below summarizes inventory at March 31, 2024 and 2023.

	As of March 31
	2024	2023
Held for Sale
Shrimp	$103,964	$136,334
Broodstock	–	–
Total Held for Sale	103,964	136,334
Broodstock - Restocking	94,938	161,560

Total inventory	$198,902	$297,894

Shown separately in the above schedule is approximately 17,000 broodstock shrimp selected for their enhanced genetics and segregated from the larger biomass at the time of harvest before December 31, 2023. Approximately 1,000 animals of this broodstock will be sold to foreign markets for between $75 and $80 per animal, while the balance is being used to populate our next harvest in 2024. The initial cost of the 17,000 broodstock was reclassified to broodstock held for restocking on a pro rata basis of cost per pound of the total biomass of shrimp held for sale. Subsequent costs will be allocated in accordance with ASC 330-10-30.

Business Overview

Founded in 2017, we are a leading aquaculture company that provides premium quality, farm-raised pacific white shrimp, 100% free of antibiotics and hormones, to the U.S. domestic seafood market. We believe we are a leading aquaculture company due to Best Aquaculture Practices (“BAP”) guidelines,1 considering the rarity of the standards in the U.S. Although we are not currently in full compliance with BAP guidelines, we are working towards full compliance. At the moment, we adhere to BAP guidelines as part of our operating and production model. Grown at our 1,880-acre farm located in Rio Hondo, Texas, on the largest scale aquaculture farm in the U.S., our shrimp are meticulously raised to exceed in line with industry best practices according to BAP guidelines2 using only authentic, sustainable practices. Within our controlled facility, each harvest is responsibly raised and cultivated onsite with minimal ecological footprint, promising our customers a superior product developed from the highest standard of care.

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

 _______________________________________

1 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

2 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

Recent trends in the shrimp industry, including that, according to preliminary 2023 data from the National Marine Fisheries Service, shrimp prices have dropped as much as 44% since 2022.3 Our business, prospects, revenues, profitability, and future growth are highly dependent upon the prices of and demand for shrimp. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices. These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical, and other reasons. Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production. In addition, increased availability of imported shrimp can affect our business by lowering commodity prices. This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher-cost inventories.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three-months ended March 31, 2024, we reported a net loss of $261,873. As of March 31, 2024, our current liabilities exceeded its current assets by $3,750,007. As of March 31, 2024, we had $-0- cash. During the year ended December 31, 2023, we reported a net loss of $1,894,993. As of December 31, 2023, our current liabilities exceeded its current assets by $3,478,423. As of December 31, 2023, we had $6,600 cash.

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

Results of Operations for the Three-Months Ended March 31, 2024 and 2023

Revenues

For the three-months ended March 31, 2024, total revenues were $310,126 compared to $-0- for the same period in 2023, an increase of $310,126 or 100%. This increase consisted entirely of our production of shrimp for consumption sales. In 2023, the Company focused efforts primarily on the development of genetic lines and did not produce a meaningful harvest.

Cost of Goods Sold and Gross Profit

For the three-months ended March 31, 2024, cost of goods sold was $272,079 compared to $-0- for the same period in 2023, an increase of $272,079 or 100%. This was the result of producing and harvesting shrimp during the current three months ended March 31, 2024.

The gross profit for the three-months ended March 31, 2024 was $38,047 for an operating profit of 12% compared to no gross margin for the same period in 2023.

Operating Expenses

General and administrative expenses for three-months ended March 31, 2024 increased by $2,456, or1%, to $172,558 from $170,102 for the three-months ended March 31, 2023. These nearly equivalent expenses resulted from legal and professional fees and payroll wages, the primary components, being approximately the same.

___________________

3https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market

Other Income (Expense)

For the three-months ended March 31, 2024, we had interest expenses of $127,416 compared to interest expenses of $116,079 for the same period in 2023, an increase in interest expense of $11,337. This increase in interest expense was due primarily to higher interest charges on the farm note.

Net Income (Loss)

As a result of the above, we reported a net loss of $261,873 for the three-months ended March 31, 2024 compared to a net loss of $258,194 for the three-months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had a cash balance of $-0-, compared to a balance of $31,480 at March 31, 2023. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development and production, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding management positions for corporate development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Currently, competitively priced loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible preferred stock to GHS, factoring our receivables, and borrowing funds from employees of the Company. As of March 31, 2024, our current liabilities exceeded our current assets by $3,750,007 as compared to March 31, 2023, when current liabilities exceeded current assets by $2,533,499, an increase of $1,216,508.

Our liquidity is significantly impacted by the farm note to King’s Aqua Farm LLC, dated June 15, 2017, in the original amount of $5,600,000 bearing interest at 6.0% per annum, due in 2039, yielding a monthly payment of $38,687. Secured by the farm property, the outstanding principal balance at both March 31, 2024 and December 31, 2923, was $4,707,902. On May 31, 2024, the Company entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by the Company as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2023 through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid.

The Company is also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $731.

Liquidity is also affected by notes to our shareholders. At March 31, 2024, shareholders have loaned the Company approximately $1,629,138 which notes accrue interest at ranging from 12.0% to 18% per annum and were due March 31, 2024. The Company extended this due date to July 1, 2024, and plans to extend it again to January 1, 2025. Current discussion with noteholders are underway and we expect the noteholders to agree to this extension.

In February 2024, the Company signed an unsecured promissory note with a lender for $111,600, bearing one-time interest at the rate of 13%, and maturing on four dates beginning on August 30, 2024 and ending on November 30, 2024. The proceeds of this note were issued with an original issue discount of $18,600, yielding net proceeds of $88,000. Upon full maturity, the Company will have paid a total of $126,108 of principal and interest on this note.

Cash Flows from Operating Activities

During the three-months ended March 31, 2024, net cash used in operating activities was $49,003, due mainly to a net loss of $261,873, an increase in accounts receivable of $55,199 due sales of consumable shrimp, offset by a decrease of $39,017 in inventory levels, combined increases in accounts payable and accrued expense of $64,394 due increased operations, and a $126,138 increase in accrued interest expense due mainly to falling into arrears on the note payable covering our farm property and increased interest expense on notes payable to shareholders.

By comparison, during the three-months ended March 31, 2023, net cash used in operating activities was $217,555 resulting mainly from a net operating loss of $258,194 and increased inventory levels of $136,334, offset by increases in accrued interest of $87,562.

Cash Flows from Investing Activities

During the three-months ended March 31, 2024, we had $12,216 net cash used in investing activities. During the three-months ended March 31, 2023, we had $15,132 of net cash used in investing activities. These increases in expenditures are part of a build-out of our hatchery facilities.

Cash Flows from Financing Activities

During the three-months ended March 31, 2024, net cash provided by financing activities was $54,619 which was mainly comprised of proceeds from notes payable of $93,000, offset by payments due related parties of $38,847. During the three-months ended March 31, 2023, net cash provided by financing activities was $264,166, which was mainly comprised of proceeds from shareholder notes of $75,000 and $250,000 of issued Series D Preferred Stock to GHS, offset by $35,609 in payments on related party notes and $24,937 in notes payable.

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

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in NOTE 2 to the Quarterly Consolidated Financial Statements for March 31, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Fractional Chief Financial Officer, Adam Thomas and Malcolm McNeill, respectively, who serve as our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Thomas and McNeill, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2024. Based on their evaluation, Messrs. Thomas and McNeill concluded that, due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2024. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-Q.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2024, the Company issued 3,000,000 shares of Common Stock to Robert Steele for services.

On February 27, 2024, the Company issued 4,615,277 shares of Common Stock to GHS at a purchase price of $0.00224 under the EFA for net proceeds of $2,106.

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $206 in sales commissions paid to Icon Capital Group LLC.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS AMERICAN AQUACULTURE, INC.

By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer (Principal Executive Officer)

Date:	July 15, 2024

By:	/s/ Malcolm McNeill
Malcolm McNeill
Fractional Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	July 15, 2024

