Form 10-Q
period 2024-06-30
Trans American Aquaculture, Inc
filed 2024-08-19
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of August 16, 2024, was 1,471,954,105.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trans American Aquaculture, Inc.

     (formerly Gold River Productions, Inc.)

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Trans American Aquaculture, Inc. (formerly Gold River Productions, Inc.) and Subsidiary (the Company) as of June 30, 2024 and the related consolidated statements of operations, consolidated statement of stockholders’ equity for the three-months and six-months ended June 30, 2024 and 2023, and the statements of cash flows for the six-months ended June 30, 2024 and 2023 and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated July 2, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Brownsville, Texas August 19, 2024

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$0	$6,600
Receivable from factor	30,526	0
Inventory	370,663	247,825
Other current assets	904	0
TOTAL CURRENT ASSETS	402,093	254,425

PROPERTY AND EQUIPMENT	7,948,040	7,935,824
Less accumulated depreciation	(563,073)	(527,827)
NET PROPERTY AND EQUIPMENT	7,384,967	7,407,997

TOTAL ASSETS	$7,787,060	$7,662,422

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Overdraft	$7,976	$0
Accounts payable	379,332	480,721
Accrued interest expense	1,005,468	789,265
Other accrued expenses	509,574	345,826
Due to related parties	1,628,784	1,667,985
Current portion of notes payable	1,046,872	525,609
TOTAL CURRENT LIABILITIES	4,578,006	3,809,406

LONG-TERM LIABILITIES
Notes payable, net of current portion	4,221,525	4,332,293
TOTAL LONG-TERM LIABILITIES	4,221,525	4,332,293

STOCKHOLDERS' EQUITY
Common stock, $.000001 par value, 3,000,000,000 shares authorized, 1,471,954,105 and 1,452,655,528 shares issued and outstanding	35	20
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	0	0
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	0	0
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares authorized, 100,000 issued and outstanding	0	0
Preferred Stock, Series D, .000001 par value, 1,144 shares authorized, 1,120 and 1,076 issued and outstanding	0	0
Additional paid in capital - common stock	135,103	99,980
Additional paid in capital - preferred stock (Series C)	1,287,091	1,287,091
Additional paid in capital - preferred stock (Series D)	1,120,858	1,076,863
Accumulated deficit	(3,555,558)	(2,943,231)
TOTAL STOCKHOLDERS' EQUITY	(1,012,471)	(479,277)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,787,060	$7,662,422

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUES
Sales and service	$5,019	$0	$315,145	$0

COST OF REVENUES
Cost of revenues	1,771	0	223,299	0

GROSS PROFIT	3,248	0	91,846	0

GENERAL AND ADMINISTRATIVE EXPENSES	126,993	175,472	321,383	345,575

OTHER INCOME (EXPENSE)
Other income	0	700	700	1,750
Other expense	(65,328)	0	(65,974)	0
Interest expense	(141,238)	(121,296)	(273,520)	(237,375)

TOTAL OTHER INCOME (EXPENSE)	(206,566)	(120,596)	(338,795)	(235,625)

NET INCOME (LOSS) BEFORE TAXES	(330,311)	(296,068)	(568,332)	(581,200)

INCOME TAX (EXPENSE) BENEFIT	0	0	0	(26,937)

NET INCOME (LOSS)	$(330,311)	$(296,068)	$(568,332)	$(554,263)

Basic and Diluted Net loss per common share	(0.000210)		(0.000211)

Weighted average common shares outstanding - basic	1,464,250,830		1,460,261,010

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity

For the three months and six months ended June 30, 2024 and 2023

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total

Balance December 31, 2022	1,432,655,528	$0	9,078,000	$0	5,000	$0	100,000	$1,287,091	0	$0	$(922,817)	$364,274

Issuance of common shares	20,000,000	100,000	0	0	0	0	0	0	0	0	0	100,000

Issuance of preferred stock	0	0	0	0	0	0	0	0	250	250,000	0	250,000

Net loss	0	0	0	0	0	0	0	0	0	0	(258,194)	(258,194)

Balance March 31, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	250	$250,000	$(1,181,011)	$456,080

Issuance of common shares	0	0	0	0	0	0	0	0	286	286,000	0	286,000

Stock dividends	0	0	0	0	0	0	0	0	8	8,000	(8,000)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(296,068)	(296,068)

Balance June 30, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	544	$544,000	$(1,485,080)	$446,011

Balance December 31, 2023	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,076,863	$(2,943,231)	$(479,277)

Issuance of common shares	7,615,277	21,118	0	0	0	0	0	0	0	0	0	21,118

Issuance of preferred stock	0	0	0	0	0	0	0	0	22	21,780	(21,780)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(238,021)	(238,021)

Balance March 31, 2024 (Unaudited)	1,460,270,805	$121,118	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,098	$1,098,643	$(3,203,032)	$(696,180)

Issuance of common shares	11,683,300	14,020	0	0	0	0	0	0	0	0	0	14,020

Issuance of preferred stock	0	0	0	0	0	0	0	0	22	22,215	(22,215)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(330,311)	(330,311)

Balance June 30, 2024 (Unaudited)	1,471,954,105	$135,138	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,120	$1,120,858	$(3,555,558)	$(1,012,471)

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	(Unaudited)	(Unaudited)
	For the six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(568,332)	$(554,263)
Noncash items included in net loss:
Depreciation expense	35,246	38,108
Common stock issued for professional services	19,012	100,000
(Increase) decrease in:
Accounts receivable	(30,526)	(8,038)
Inventory	(122,838)	(336,672)
Deferred taxes	0	(26,937)
Other current assets	(904)	0
Increase (decrease) in:
Accounts payable	(101,391)	107,152
Other accrued expenses	163,750	0
Income tax payable	0	8,038
Accrued interest expense	216,203	177,735
CASH USED IN OPERATING ACTIVITIES	(389,780)	(494,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	(12,216)	(15,132)
CASH USED IN INVESTING ACTIVITIES	(12,216)	(15,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	0	(288)
Bank overdraft	7,976	4,541
Proceeds from shareholder notes payable	31,649	88,700
Payments on shareholder notes payable	(70,850)	(77,684)
Payments on notes payable	(32,505)	(41,260)
Proceeds from notes payable	443,000	0
Issuance of common shares	16,127	0
Stock dividends	0	(8,000)
Issuance of preferred shares	0	544,000
CASH PROVIDED BY FINANCING ACTIVITIES	395,397	510,010

NET INCREASE (DECREASE)	(6,600)	0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,600	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$57,318	$23,736
Cash paid for income taxes	$0	$0

NON-CASH
Preferred series D stock dividends	$43,995	$0
Common stock issued for services rendered	$19,012	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

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

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 1 – BUSINESS ORGANIZATION (CONTINUED)

As of June 30, 2024, the parties are contemplating an amendment to the SPA; however, no terms have been agreed.

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

June 30, 2024 and 2023

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset has been impaired, the amount of the impairment is charged to operations. No impairments were recognized for the periods ended June 30, 2024 and 2023.

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

June 30, 2024 and 2023

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues according to the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC 606”) and Accounting Standard Update ASU 2014-09 “Revenues from Contracts with Customers.” Under the ASC 606, revenues are recognized when the customer obtains control of promised goods or services in amounts that reflect the consideration which the entity expected to receive in exchange of goods and service. The Company does not collect sales, value-add and other taxes collected on behalf of third parties. To determine revenue recognition, the Company performs the following five steps: (1) identify the contract with customer; (2) identify the performance obligations in contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenues when (or as) the entity satisfies a performance obligation.

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

The Company maintains its cash balances at a large financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in an account. The Company believes it is not exposed to any significant credit risk on cash and had no balances in excess of the $250,000 FDIC limit for the period ended June 30, 2024.

For the six months ended June 30, 2024 and 2023, two and one customer accounted for 100% of total revenues earned.

The Company’s sole source of expected future revenue consists of the sale of a single live product which requires substantial care.  Production risks such as weather, disease and other factors could affect the Company’s ability to realize revenue from its inventory stock.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 19, 2024, the date the consolidated financial statements were issued.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 11, 2023, the Company entered into an accounts receivable factoring agreement in the amount of $750,000.  The agreement calls for 80% with recourse financing on eligible receivables. The amount received for the factored receivables on February 7, 2024, totaled $135,847, of which $30,526 remains outstanding after factoring fees at June 30, 2024 and $0 at December 31, 2023.

NOTE 4 – INVENTORY

The inventory at June 30, 2024, consists of shrimp in the larvae stage of development held for sale, broodstock held for sale, and broodstock held for restocking. Included in this amount is the broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals will eventually come to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

Just prior to harvest, the Company segregates and retains selected premium shrimp to become broodstock for the following shrimp harvest cycle. Upon identification and segregation, the selected animals are transferred from outdoor ponds to specialized indoor tanks. These tanks are highly regulated with respect to temperature, lighting and salinity levels. Costs allocated to broodstock animals at June 30, 2024 and December 31, 2023 totaled $358,429 and $60,387, respectively.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 4 – INVENTORY (CONTINUED)

Total inventory is as follows at:

	(Unaudited)
	June 30,	December 31,
	2024	2023
Held for Sale
Shrimp	$12,234	$187,437
Broodstock	0	4,026
Total Held for Sale	12,234	191,463
Broodstock - Restocking	358,429	56,362

Total inventory	$370,663	$247,825

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2024, and December 31, 2023, the Company had the following property and equipment:

	(Unaudited)
	June 30,	December 31,
	2024	2023
Autos and trucks	$66,845	$66,845
Building and improvements	668,289	656,389
Farm equipment	440,598	440,281
Other equipment	646,066	646,066
	1,821,798	1,809,581
Less: accumulated depreciation	(563,073)	(527,827)
	1,258,725	1,281,754
Land	6,126,242	6,126,243

Net property and equipment	$7,384,967	$7,407,997

Depreciation expense for the six months ended June 30, 2024 and 2023, totaled approximately $35,246 and $38,108. The amount of depreciation expense in cost of goods sold or inventory totaled $32,397 and $36,526 for the six months ended June 30, 2024 and 2023.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 6 –NOTES PAYABLE

Notes payable as of June 30, 2024 and December 31, 2023, consisted of the following:

	(Unaudited)
	June 30,	December 31,
	2024	2023
Note to an entity by the former owner of farm property, interest at 6.00%, due in monthly installments of $38,687 including interest, secured by real property, due in 2039	$4,677,531	$4,707,902

Unsecured Promissory Note to 1800 Diagonal Lending LLC, a commercial lender, with one-time interest of 13%, due in four installments beginning August 30, 2024 and due in total by November 30, 2014, original issue discount of $18,600	93,000	0

Note to a bank, interest at 3.75%, due in monthly installments of $719 including interest, secured by real property, due in 2050	147,866	150,000

Secured Promissory Note to Arcadia Funding LLC, a commercial lender, accrued fixed interest at the rate of $12,500 per month, secured by real property, due in December 16, 2024.	350,000	0
	5,268,397	4,857,902
Less Current Portion	(1,046,872)	(525,609)

Net Long-Term Debt	$4,221,525	$4,332,293

The estimated notes payable maturities as of June 30, 2024 are as follows:

June 30, 2025	$1,046,872
June 30, 2026	228,765
June 30, 2027	242,807
June 30, 2028	257,801
June 30, 2029	273,532
Thereafter	3,218,620

$5,268,397

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

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 6 –NOTES PAYABLE (CONTINUED)

In May 2024, the Company signed a Secured Promissory Note with a lender for $350,000 bearing fixed interest at the rate of $12,500 per month with maturity date December 2024. The Secured Promissory Note requires monthly interest payments only commencing in June 2024. Principal amount along any accrued but unpaid interest should be paid at maturity date. The note is secured by property owned by the Company and trustee by Travis L. Bence or John R. Bailey.

At March 31, 2024, the Company was in default on the farm property note for $4,707,902 due to failure to remit timely monthly payments. On May 31, 2024, the Company entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by the Company as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2022, through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid and applied to the principal and interest.

NOTE 7 – RELATED PARTY NOTES PAYABLE

As of June 30, 2024, shareholders have loaned the Company approximately $1,562,131 in notes which accrue interest ranging from 12% and 18% per annual period. Maturities between April 1, 2024, and July 1, 2024, have been extended to December 31, 2024. Accrued interest related to these notes totaled $512,136 and $414,624 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 8 – INCOME TAX

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance has been recorded as of June 30, 2024 due to uncertainty of the realization of deferred tax asset in future periods.

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

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 8 – INCOME TAX – (CONTINUED)

The Company’s provision for income taxes attributable to income before income taxes for the periods ended June 30, 2024 and December 31, 2023, consisted of the following:

	(Unaudited)
	June 31,	December 31,
	2024	2023
Deferred tax assets related to:
NOL Carryover	$548,375	$419,682
Deferred tax liability related to:
Property and equipment	(4,728)	(9,779)
	543,647	409,903
Less: allowance	(543,647)	(409,903)

Net deferred tax asset (liability)	$0	$0

Current expense
Federal	$0	$0
State	0	0

	$0	$0

Deferred income tax expense (benefit)	$0	$(26,937)

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

June 30, 2024 and 2023

NOTE 9 – EQUITY FINANCING AND SECURITIES PURCHASE AGREEMENT – (CONTINUED)

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

On May 29, 2024, the Company put 11,683,300 shares of common stock to GHS at the purchase price of $0.0012 under EFA for a net proceeds of $12,715.

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

June 30, 2024 and 2023

NOTE 9 – EQUITY FINANCING AND SECURITIES PURCHASE AGREEMENT – (CONTINUED)

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

June 30, 2024 and 2023

NOTE 11 – GOING CONCERN – (CONTINUED)

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

The inventory at June 30, 2024 consists of live broodstock animals. Included in this amount are costs and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30.

At June 30, 2024, the broodstock shrimp for the 2024 harvest had been identified and segregated from consumable shrimp in outdoor ponds to indoor tanks. The table below summarizes inventory at June 30, 2024 and 2023.

	June 30, 2024	December 31, 2023
Held for Sale
Shrimp	$12,234	$187,437
Broodstock	–	–
Total Held for Sale	12,234	4,026
Broodstock - Restocking	358,429	53,362

Total inventory	$370,663	$247,825

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

 _____________________________

[1]	https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf
[2]	https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf
[3]	https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three-months ended June 30, 2024, we reported a net loss of $330,311. As of June 30, 2024, our current liabilities exceeded its current assets by $4,175,913. As of June 30, 2024, we had $0 cash. During the year ended December 31, 2023, we reported a net loss of $1,971,551. As of December 31, 2023, our current liabilities exceeded its current assets by $3,554,981. As of December 31, 2023, we had $6,600 cash.

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

Results of Operations for the Three-Months Ended June 30, 2024 and 2023

Revenues

For the three-months ended June 30, 2024, total revenues were $5,019 compared to $0 for the same period in 2023, an increase of $5,019 or 5,019%. This increase consisted entirely of our production of shrimp for consumption sales. In 2023, the Company focused efforts primarily on the development of genetic lines in the first half of the year and did not produce a meaning full harvest until the end of the year.

Cost of Goods Sold and Gross Profit

For the three-months ended June 30, 2024, cost of goods sold was $1,771 compared to $0 for the same period in 2023, an increase of $1,771 or 1,771%. This was the result of selling shrimp during the current three months ended June 30, 2024.

The gross profit for the three-months ended June 30, 2024 was $3,248 for an operating profit of 64% compared to no gross margin for the same period in 2023.

Operating Expenses

General and administrative expenses for three-months ended June 30, 2024 decreased by $48,479, or 27.6%, to $126,993 from $175,472 for the three-months ended June 30, 2023. This decrease in expenses resulted from less legal and professional fees and payroll wages, the primary components, being approximately the same.

Other Income (Expense)

For the three-months ended June 30, 2024, we had interest expenses of $141,238 compared to interest expenses of $121,296 for the same period in 2023, an increase in interest expense of $19,942. This increase in interest expense was due primarily to two new notes.

Net Income (Loss)

As a result of the above, we reported a net loss of $330,311 for the three-months ended June 30, 2024 compared to a net loss of $296,068 for the three-months ended June 30, 2023.

Results of Operations for the Six-Months Ended June 30, 2024 and 2023

Revenues

For the six-months ended June 30, 2024, total revenues were $315,145 compared to $0 for the same period in 2023, an increase of $315,145 or 315,145%. This increase consisted entirely of our production of shrimp for consumption sales. In 2023, the Company was able to produce a harvest and was sold for sale in 2024

Cost of Goods Sold and Gross Profit

For the six-months ended June 30, 2024, cost of goods sold was $223,299 compared to $0 for the same period in 2023, an increase of $223,299 or 223,299%. This was the result of sales of shrimp during the current six months ended June 30, 2024.

The gross profit for the six-months ended June 30, 2024 was $91,846 for an operating profit of 29.1% compared to no gross margin for the same period in 2023.

Operating Expenses

General and administrative expenses for six-months ended June 30, 2024 decreased by $24,192, or 7%, to $321,383 from $345,575 for the six-months ended June 30, 2023. These nearly equivalent expenses resulted from legal and professional fees and payroll wages, the primary components, being approximately the same.

Other Income (Expense)

For the six-months ended June 30, 2024, we had interest expenses of $273,520 compared to interest expenses of $237,375 for the same period in 2023, an increase in interest expense of $36,145. This increase in interest expense was due primarily to two new notes.

Net Income (Loss)

As a result of the above, we reported a net loss of $568,332 for the six-months ended June 30, 2024 compared to a net loss of $554,263 for the six-months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had a cash balance of $0, compared to a balance of $6,600 at December 31, 2023. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development and production, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding management positions for corporate development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Currently, competitively priced loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible preferred stock to GHS, factoring our receivables, and borrowing funds from employees of the Company. As of June 30, 2024, our current liabilities exceeded our current assets by $4,175,913 as compared to December 31, 2023, when current liabilities exceeded current assets by $3,554,981, an increase of $786,600.

Our liquidity is significantly impacted by the farm note to King’s Aqua Farm LLC, dated June 15, 2017, in the original amount of $5,600,000 bearing interest at 6.0% per annum, due in 2039, yielding a monthly payment of $38,687. Secured by the farm property, the outstanding principal balance at both June 30, 2024 and December 31, 2923, was $4,707,902. On May 31, 2024, the Company entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by the Company as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2023 through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid.

The Company is also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $731.

Liquidity is also affected by notes to our shareholders. At June 30, 2024, shareholders have loaned the Company approximately $1,629,138 which notes accrue interest at ranging from 12.0% to 18% per annum and were due March 31, 2024. The Company extended this due date to July 1, 2024, and plans to extend it again to January 1, 2025. Current discussions with noteholders are underway and, although an extension is not certain, we expect the noteholders to agree to this extension. Until an extension is agreed, the notes are in default.

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

Cash Flows from Operating Activities

During the six-months ended June 30, 2024, net cash used in operating activities was $389,780, due mainly to a net loss of $568,332, an decrease in accounts receivable of $30,526 due sales of consumable shrimp, offset by a decrease of $122,838 in inventory levels, combined decrease in accounts payable and accrued expense of $44,793 due to increased operations, and a $38,468 increase in accrued interest expense due mainly to falling into arrears on the note payable covering our farm property and increased interest expense on notes payable to shareholders.

By comparison, during the six-months ended June 30, 2023, net cash used in operating activities was $-494,877 resulting mainly from a net operating loss of $554,263 and increased inventory levels of $336,672, offset by increases in accrued interest of $177,735.

Cash Flows from Investing Activities

During the three-months ended June 30, 2024, we had $0 net cash used in investing activities. During the three-months ended June 30, 2023, we had $0 of net cash used in investing activities..

During the six-months ended June 30, 2024, we had $12,216 net cash used in investing activities. During the six-months ended June 30, 2023, we had $15,132 of net cash used in investing activities. These decrease in expenditures is due to less capital equipment purchases

Cash Flows from Financing Activities

During the three-months ended June 30, 2024, net cash provided by financing activities was $338,672 which was mainly comprised of proceeds from notes payable of $350,000, offset by payments due related parties of $103,355. During the three-months ended June 30, 2023, net cash provided by financing activities was $241,303, which was mainly comprised of proceeds from shareholder notes of $13,700 and $294000 of issued Series D Preferred Stock to GHS, offset by $58,398 in payments on related party notes and in notes payable.

During the six-months ended June 30, 2024, net cash provided by financing activities was $395,397 which was mainly comprised of proceeds from notes payable of $443,000, offset by payments due to shareholders of $70,850, and notes payable of $32,505. During the six-months ended June 30, 2023, net cash provided by financing activities was $510,010, which was mainly comprised of proceeds from shareholder notes of $88,700 and $544,000 of issued Series D Preferred Stock to GHS, offset by $77,684 in payments on related party notes and $41,260 in notes payable.

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

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in NOTE 2 to the Quarterly Consolidated Financial Statements for June 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Fractional Chief Financial Officer, Adam Thomas and Malcolm McNeill, respectively, who serve as our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Thomas and McNeill, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2024. Based on their evaluation, Messrs. Thomas and McNeill concluded that, due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2024. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2024, the Company sold 11,683,300 shares of common stock to GHS at the purchase price of $0.0012 under EFA for a net proceeds of $12,715.

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. There were $280 in sales commissions paid to Icon Capital Group LLC.

Item 5. Other Information

On July 21,2024, Malcolm McNeill resigned as our Fractional Chief Financial Officer and Principal Financial and Accounting Officer.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
4.1*	Secured Promissory Note issued to IG Holdings, Inc. and Iron Rings Holdings, LLC in the principal amount of $350,000
10.1*	Security Agreement dated May 16, 2024 with IG Holdings, Inc. and Iron Rings Holdings, LLC
10.2*	Warrant Agreement with Honor Enterprise Funding, LLC
10.3*	Forbearance and Modification Agreement dated May 31, 2024 with Kings Aqua Farm, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS AMERICAN AQUACULTURE, INC.

By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	August 19, 2024

