Form 10-Q
period 2024-09-30
Trans American Aquaculture, Inc
filed 2024-11-19
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of November 15, 2024, was 1,567,096,354.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0	$6,600
Receivable from factor	12,357	0
Inventory	222,234	247,825
Other current assets	904	0
TOTAL CURRENT ASSETS	235,495	254,425

PROPERTY AND EQUIPMENT	7,901,541	7,935,824
Less accumulated depreciation	(547,287)	(527,827)
NET PROPERTY AND EQUIPMENT	7,354,254	7,407,997

TOTAL ASSETS	$7,589,749	$7,662,422

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Overdraft	$5,605	$0
Accounts payable	486,946	480,721
Accrued interest expense	1,154,126	789,265
Other accrued expenses	594,208	345,825
Income tax payable	0	0
Due to related parties	1,642,598	1,667,985
Current portion of notes payable	1,129,671	525,609
TOTAL CURRENT LIABILITIES	5,013,154	3,809,406

LONG-TERM LIABILITIES
Notes payable, net of current portion	4,164,388	4,332,293
TOTAL LONG-TERM LIABILITIES	4,164,388	4,332,293

STOCKHOLDERS' EQUITY
Common stock, $.000001 par value, 3,000,000,000 shares authorized, 1,471,954,105 and 1,452,655,528 shares issued and outstanding	35	20
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	0	0
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	0	0
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares authorized, 100,000 issued and outstanding and outstanding	0	0
Preferred Stock, Series D, .000001 par value, 1,144 shares authorized, 1,143 and 1,076 issued and outstanding	0	0
Additional paid in capital - common stock	135,103	99,980
Additional paid in capital - preferred stock (Series C)	1,287,091	1,287,091
Additional paid in capital - preferred stock (Series D)	1,143,774	1,076,864
Accumulated deficit	(4,153,796)	(2,943,231)
TOTAL STOCKHOLDERS' EQUITY	(1,587,793)	(479,277)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,589,749	$7,662,422

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales and service	$0	$0	$315,145	$0

COST OF REVENUES
Cost of revenues	196,552	400,000	419,851	400,000

GROSS PROFIT	(196,552)	(400,000)	(104,706)	(400,000)

GENERAL AND ADMINISTRATIVE EXPENSES	213,250	246,667	534,633	592,242

OTHER INCOME (EXPENSE)
Gain on disposal of property and equipment	6,041	0	6,041	0
Other income	5,000	0	5,700	1,750
Other expense	(728)	0	(66,702)	0
Interest expense	(175,836)	(121,551)	(449,356)	(358,925)

TOTAL OTHER INCOME (EXPENSE)	(165,523)	(121,551)	(504,317)	(357,175)

NET INCOME (LOSS) BEFORE TAXES	(575,325)	(768,218)	(1,143,656)	(1,349,418)

INCOME TAX (EXPENSE) BENEFIT	0	0	0	(26,937)

NET INCOME (LOSS)	$(575,325)	$(768,218)	$(1,143,656)	$(1,322,481)

Basic and Diluted Net loss per common share	(0.000328)		(0.000378)

Weighted average common shares outstanding - basic	1,471,954,105		1,464,204,910

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity

For the three months and six months ended June 30, 2024 and 2023

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total

Balance December 31, 2022	1,432,655,528	$0	9,078,000	$0	5,000	$0	100,000	$1,287,091	0	$0	$(922,817)	$364,274

Issuance of common shares	20,000,000	100,000	0	0	0	0	0	0	0	0	0	100,000

Issuance of preferred stock	0	0	0	0	0	0	0	0	250	250,000	0	250,000

Net loss	0	0	0	0	0	0	0	0	0	0	(258,194)	(258,194)

Balance March 31, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	250	$250,000	$(1,181,011)	$456,080

Issuance of common shares	0	0	0	0	0	0	0	0	286	286,000	0	286,000

Stock dividends	0	0	0	0	0	0	0	0	8	8,000	(8,000)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(296,069)	(296,069)

Balance June 30, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	544	$544,000	$(1,485,080)	$446,011

Issuance of common shares	0	0	0	0	0	0	0	0	434	422,000	0	422,000

Stock dividends	0	0	0	0	0	0	0	0	19	19,471	(19,471)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(768,218)	(768,218)

Balance September 30, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	997	$985,471	$(2,272,769)	$99,793

Balance December 31, 2023	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,076,863	$(2,943,231)	$(479,277)

Issuance of common shares	7,615,277	21,118	0	0	0	0	0	0	0	0	0	21,118

Issuance of preferred stock	0	0	0	0	0	0	0	0	22	21,780	(21,780)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(238,021)	(238,021)

Balance March 31, 2024 (Unaudited)	1,460,270,805	$121,118	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,098	$1,098,643	$(3,203,032)	$(696,180)

Issuance of common shares	11,683,300	14,020	0	0	0	0	0	0	0	0	0	14,020

Issuance of preferred stock	0	0	0	0	0	0	0	0	22	22,213	(22,213)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(330,311)	(330,311)

Balance June 30, 2024 (Unaudited)	1,471,954,105	$135,138	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,120	$1,120,856	$(3,555,556)	$(1,012,471)

Issuance of common shares	0	0	0	0	0	0	0	0	0	0	0	0

Issuance of preferred stock	0	0	0	0	0	0	0	0	23	22,915	(22,915)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(575,325)	(575,325)

Balance September 30, 2024 (Unaudited)	1,471,954,105	$135,138	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,143	$1,143,771	$(4,153,796)	$(1,587,796)

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,143,656)	$(1,322,481)
Noncash items included in net loss:
Depreciation expense	52,291	55,585
Common stock issued for professional services	19,012	100,000
Gain on disposal of property and equipment	(6,041)	0
Amortization of discount and loan cost on notes payable	3,067	0
Amortization of loan cost on notes payable	1,333	0
(Increase) decrease in:
Accounts receivable	(12,357)	(12,219)
Inventory	25,591	(242,641)
Deferred tax liability	0	(26,937)
Other current assets	(904)	0
Increase (decrease) in:
Accounts payable	6,225	343,936
Other accrued expenses	248,382	0
Income tax payable	0	12,218
Accrued interest expense	364,861	267,991
CASH USED IN OPERATING ACTIVITIES	(442,196)	(824,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	(12,216)	(15,132)
Proceeds from sale of fixed assets	19,710	0
CASH PROVIDED BY INVESTING ACTIVITIES	7,494	(15,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	0	(288)
Bank overdraft	5,605	0
Proceeds from shareholder notes payable	48,988	123,700
Payments on shareholder notes payable	(74,375)	(116,488)
Payments on notes payable	(74,243)	(56,258)
Proceeds from notes payable	506,000	0
Issuance of common shares	16,127	0
Stock dividends	0	0
Issuance of preferred shares	0	958,000
CASH PROVIDED BY FINANCING ACTIVITIES	428,102	908,667

NET INCREASE (DECREASE)	(6,600)	68,986

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,600	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$68,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$84,496	$22,518
Cash paid for income taxes	$0	$0

NON-CASH
Preferred series D stock dividends	$66,910	$27,471
Common stock issued for services rendered	$19,012	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

September 30, 2024 and 2023

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

September 30, 2024 and 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset has been impaired, the amount of the impairment is charged to operations. No impairments were recognized for the periods ended September 30, 2024 and 2023.

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

The Company's income tax returns are subject to examination by the appropriate tax jurisdictions. As of September 30, 2024, the Company needs to file federal and state income tax returns for 2020, 2021, 2022 and 2023. During 2020, the Company had taxable income primarily as a result of a short-term capital gain of $445,500 on the sale of a joint venture interest. This resulted in taxable income of $155,200 and an unremitted federal income tax liability of $33,180. With accrued penalties and interest, the total due the IRS is approximately $58,300. All liabilities, including federal taxes, were indemnified by Goulding as part of the transaction and accordingly a receivable due from the previous owner of the Company has been recorded and netted against the tax obligation. The Company intends to file its 2020 federal tax return and pay the tax due, plus penalties in interest once it has sufficient cash to do so.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company maintains its cash balances at a large financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in an account. The Company believes it is not exposed to any significant credit risk on cash and had no balances in excess of the $250,000 FDIC limit for the period ended September 30, 2024.

For the nine months ended September 30, 2024 and 2023, two and one customer accounted for 100% of total revenues earned.

The Company’s sole source of expected future revenue consists of the sale of a single live product which requires substantial care.  Production risks such as weather, disease and other factors could affect the Company’s ability to realize revenue from its inventory stock.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 19, 2024, the date the consolidated financial statements were issued.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 11, 2023, the Company entered into an accounts receivable factoring agreement in the amount of $750,000.  The agreement calls for 80% with recourse financing on eligible receivables. The amount received for the factored receivables on February 7, 2024, totaled $135,847, of which $12,357 remains outstanding after factoring fees at September 30, 2024 and $0 at December 31, 2023.

NOTE 4 – INVENTORY

The inventory at September 30, 2024, consists of shrimp held for sale and broodstock held for restocking. Included in this amount is the broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals will eventually come to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

Just prior to harvest, the Company segregates and retains selected premium shrimp to become broodstock for the following shrimp harvest cycle. Upon identification and segregation, the selected animals are transferred from outdoor ponds to specialized indoor tanks. These tanks are highly regulated with respect to temperature, lighting and salinity levels. Costs allocated to broodstock animals at September 30, 2024 and December 31, 2023 totaled $210,000 and $60,388, respectively.

The Company recorded inventory write-down of $196,552 related to the death of broodstock in its aquaculture operations. The number of broodstock animals held decreased from 15,400 to 3,000 during the three-months ended September 30, 2024. The write-down is included in the cost of revenues in the consolidated statement of operations.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE 4 – INVENTORY (CONTINUED)

Total inventory is as follows at:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Held for Sale
Shrimp	$12,234	$187,437
Broodstock	0	4,026
Total Held for Sale	12,234	191,463
Broodstock - Restocking	210,000	56,362

Total inventory	$222,234	$247,825

NOTE 5 – PROPERTY AND EQUIPMENT

As of September 30, 2024, and December 31, 2023, the Company had the following property and equipment:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Autos and trucks	$26,345	$66,845
Building and improvements	668,289	656,389
Farm equipment	434,598	440,281
Other equipment	646,067	646,066
	1,775,299	1,809,581
Less: accumulated depreciation	(547,287)	(527,827)
	1,228,012	1,281,754
Land	6,126,242	6,126,243

Net property and equipment	$7,354,254	$7,407,997

Depreciation expense for the nine months ended September 30, 2024 and 2023, totaled approximately $52,291 and $55,585. The amount of depreciation expense in cost of goods sold or inventory totaled $0 and $52,626 for the nine months ended September 30, 2024 and 2023.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE 6 – NOTES PAYABLE

Notes payable as of September 30, 2024 and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Note to an entity by the former owner of farm property, interest at 6.00%, due in monthly installments of $38,687 including interest, secured by real property, due in 2039	$4,677,531	$4,707,902

Unsecured Promissory Note to 1800 Diagonal Lending LLC, a commercial lender, with one-time interest of 13%, due in four installments beginning August 30, 2024 and due in total by November 30, 2014, original issue discount of $18,600	52,253	0

Note to a bank, interest at 3.75%, due in monthly installments of $719 including interest, secured by real property, due in 2050	146,875	150,000

Secured promissory Note to Arcadia Funding LLC, a commercial lender, accrued fixed interest at the rate of $12,500 per month, secured by real property, due in December 16, 2024.	350,000	0

Unsecured Promissory Note to 1800 Diagonal Lending LLC, a commercial lender, with one-time interest of 13%, due in four instalments beginning February 28, 2025 and due in total by May 30, 2025, original issue discount of $13,800	67,400	0
	5,294,059	4,857,902
Less Current Portion	(1,129,671)	(525,609)

Net Long-Term Debt	$4,164,388	$4,332,293

The estimated notes payable maturities as of September 30, 2024 are as follows:

September 30, 2025	$1,129,671
September 30, 2026	232,254
September 30, 2027	246,408
September 30, 2028	261,638
September 30, 2029	277,700
Thereafter	3,146,388

$5,294,059

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE 6 – NOTES PAYABLE (CONTINUED)

In February 2024, the Company signed an unsecured promissory note with a lender for $111,600, bearing one-time interest at the rate of 13%, and maturing on four dates beginning on August 2024 and ending on November 2024. The proceeds of this note were issued with an original issue discount of $18,600, yielding net proceeds of $93,000. Upon full maturity, the Company will have paid a total of $126,108 of principal and interest on this note.

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

At March 31, 2024, the Company was in default on the farm property note for $4,707,902 due to failure to remit timely monthly payments. On May 31, 2024, the Company entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by the Company as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2022, through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid and applied to the principal and interest. At September 30, 2024, the Company is in default for $4,845,024 including principal and interest due to failure to remit timely monthly payments. On October 25, 2024, the Company signed a Deed in Lieu of where the lender agrees to forbear from exercising its rights to foreclosure take position of the property secured by the loan on or prior to November 30, 2024. If by December 1, 2024, the full amount of the debt has not been paid, the lender will proceed to either record the Deed in Lieu of Foreclosure or pursue to take possession of the property.

In August 2024, the Company signed an unsecured promissory note with a lender for $82,800 bearing one-time interest at the rate of 13%, and maturing on four dates beginning in February 2025 and ending on May 2025. The proceeds of this note were issued with an original issue discount of $13,800 and loan cost $6,000, yielding net proceeds of $63,000. Upon full maturity, the Company will have paid a total of $93,564 of principal and interest on this note.

NOTE 7 – RELATED PARTY NOTES PAYABLE

As of September 30, 2024 and December 31, 2023, shareholders have loaned the Company approximately $1,642,598 and $1,667,985, respectively, in notes which accrue interest ranging from 12% and 18% per annual period. Maturities between April 1, 2024, and July 1, 2024, have been extended to December 31, 2024. Accrued interest related to these notes totaled $561,567 and $414,624 as of September 30, 2024, and December 31, 2023, respectively.

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

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE 8 – INCOME TAX (CONTINUED)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance has been recorded as of September 30, 2024 due to uncertainty of the realization of deferred tax asset in future periods.

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

The Company’s provision for income taxes attributable to income before income taxes for the periods ended September 30, 2024 and December 31, 2023, consisted of the following:

	September 31,	December 31,
	2024	2023
Deferred tax assets related to:
NOL Carryover	$599,828	$403,605
Deferred tax liability related to:
Property and equipment	(7,313)	(8,715)
	592,515	394,890
Less: allowance	(592,515)	(394,890)

Net deferred tax asset (liability)	$0	$0
Current expense
Federal	$0	$0
State	0	0
	$0	$0
Deferred income tax expense (benefit)	$0	$(26,937)

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

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

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2024 and 2023

NOTE 9 – EQUITY FINANCING AND SECURITIES PURCHASE AGREEMENT (CONTINUED)

On May 29, 2024, the Company put 11,683,300 shares of common stock to GHS at the purchase price of $.0012 under EFA for a net proceeds of $12,715.

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

September 30, 2024 and 2023

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

The Company is in the process of raising additional capital to support the completion of the developmental stage activities and ramp up ongoing full shrimp harvest cycles and establish its customer base. Therefore, the Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company's current technology. Further, the company is under threat of foreclosure of the farm facilities as described in Note 6. The company plans to sell certain assets, including portions of the land to pay off debt and fund operations.

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

Shrimp farming is a seasonal business. On a calendar year basis, we typically use the broodstock to breed our larvae shrimp during the first quarter so that by spring the shrimp are held in large post-larvae tanks for development. Later, in early summer, the shrimp are transferred to ponds where they complete the grow out process over the next five to nine months. This can vary if we have more than one cycle of shrimp. Grow out may begin in the second in the second quarter, with a second cycle grow out beginning in early summer. The first harvest cycle can occur in early fall with the second harvest cycle occurring in November or December. During 2023, we had one cycle and harvest occurred in early November 2023. During 2024, we have not stocked, nor have we had a harvest; however, we are in process of larval development for broodstock families and line continuation.

Our shrimp inventory is valued at lower of cost or the net realizable value on a first-in, first-out basis.

The inventory at September 30, 2024 consists of live broodstock animals. Included in this amount are costs and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30.

At September 30, 2024, the broodstock shrimp for the 2024 harvest had been identified and segregated from consumable shrimp in outdoor ponds to indoor tanks. The table below summarizes inventory at September 30, 2024 and 2023.

	September 30, 2024	December 31, 2023
Held for Sale
Shrimp	$12,234	$187,437
Broodstock	–	–
Total Held for Sale	12,234	4,026
Broodstock - Restocking	210,000	53,362

Total inventory	$222,234	$247,825

At September 30, 2024, approximately 3,000 animals of broodstock will be used to populate our next harvest in 2025. The cost of the broodstock was reclassified to broodstock held for restocking on a pro rata basis of cost per pound of the total biomass of shrimp held for sale. Subsequent costs will be allocated in accordance with ASC 330-10-30.

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

_____________________

1 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

2 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

3 https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three-months ended September 30, 2024, we reported a net loss of $575,325. As of September 30, 2024, our current liabilities exceeded its current assets by $4,777,659. As of September 30, 2024, we had $0 cash. During the year ended December 31, 2023, we reported a net loss of $1,971,551. As of December 31, 2023, our current liabilities exceeded its current assets by $3,554,981. As of December 31, 2023, we had $6,600 cash.

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

Results of Operations for the Three-Months Ended September 30, 2024 and 2023

Revenues

For the three-months ended September 30, 2024, total revenues were $0 compared to $0 for the same period in 2023. In 2023, the Company focused efforts primarily on the development of genetic lines in the first half of the year and did not produce a meaning full harvest until the end of the year.

Cost of Goods Sold and Gross Profit

For the three-months ended September 30, 2024, cost of goods sold was $196,552 compared to $400,000 for the same period in 2023, a decrease of $203,448 or 51%. This was the result of less inventory written off during the current three months ended September 30, 2024.

There was no gross margin for the three-months ended September 30, 2024 and for the same period in 2023.

Operating Expenses

General and administrative expenses for three-months ended September 30, 2024 decreased by $33,417, or 13%, to $213,250 from $246,667 for the three-months ended September 30, 2023. This decrease in expenses resulted from less legal and professional fees and payroll wages, the primary components, being approximately the same.

Other Income (Expense)

For the three-months ended September 30, 2024, we had interest expenses of $175,836 compared to interest expenses of $121,551 for the same period in 2023, an increase in interest expense of $54,285. This increase in interest expense was due primarily to three new notes.

Net Income (Loss)

As a result of the above, we reported a net loss of $575,325 for the three-months ended September 30, 2024 compared to a net loss of $768,218 for the three-months ended September 30, 2023.

Results of Operations for the Nine-Months Ended September 30, 2024 and 2023

Revenues

For the nine-months ended September 30, 2024, total revenues were $315,145 compared to $0 for the same period in 2023, an increase of $315,145 or 315,145%. This increase consisted entirely of our production of shrimp for consumption sales. In 2023, the Company was able to produce a harvest and was sold for sale in 2024.

Cost of Goods Sold and Gross Profit

For the nine-months ended September 30, 2024, cost of goods sold was $419,851 compared to $400,000 for the same period in 2023, an increase of $19,851 or 5%. This was the result of sales of shrimp during the current nine months ended September 30, 2024.

There was no gross profit during the nine-months period September 30, 2023 and for the same period in 2023.

Operating Expenses

General and administrative expenses for nine-months ended September 30, 2024 decreased by $57,609, or 10%, to $534,633 from $592,242 for the nine-months ended September 30, 2023. These nearly equivalent expenses resulted from legal and professional fees and payroll wages, the primary components, being approximately the same.

Other Income (Expense)

For the nine-months ended September 30, 2024, we had interest expenses of $449,356 compared to interest expenses of $358,925 for the same period in 2023, an increase in interest expense of $90,431. This increase in interest expense was due primarily to three new notes.

Net Income (Loss)

As a result of the above, we reported a net loss of $1,143,656 for the nine-months ended September 30, 2024 compared to a net loss of $1,322,481 for the nine-months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had a cash balance of $0, compared to a balance of $6,600 at December 31, 2023. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development and production, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding management positions for corporate development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Currently, competitively priced loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible preferred stock to GHS, factoring our receivables, and borrowing funds from employees of the Company. As of September 30, 2024, our current liabilities exceeded our current assets by $4,777,659 as compared to December 31, 2023, when current liabilities exceeded current assets by $3,554,981, an increase of $1,222,678.

Our liquidity is significantly impacted by the farm note to King’s Aqua Farm LLC, dated June 15, 2017, in the original amount of $5,600,000 bearing interest at 6.0% per annum, due in 2039, yielding a monthly payment of $38,687. Secured by the farm property, the outstanding principal balance at both September 30, 2024 and December 31, 2923, was $4,707,902. On May 31, 2024, the Company entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against the Company to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by the Company as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by the Company to pay principal and interest installments from May 1, 2023 through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid. At September 30, 2024, the Company is in default for $4,845,024 including principal and interest due to failure to remit timely monthly payments. On October 25, 2024, the Company signed a Deed in Lieu of where the lender agrees to forbear from exercising its rights to foreclosure take position of the property secured by the loan on or prior to November 30, 2024. If by December 1, 2024, the full amount of the debt has not been paid, the lender will proceed to either record the Deed in Lieu of Foreclosure or pursue to take possession of the property.

The Company is also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $731.

Liquidity is also affected by notes to our shareholders. At September 30, 2024, shareholders have loaned the Company approximately $1,642,598 which notes accrue interest at ranging from 12.0% to 18% per annum and were due March 31, 2024. The Company extended this due date to July 1, 2024, and plans to extend it again to January 1, 2025  . Current discussions with noteholders are underway and, although an extension is not certain, we expect the noteholders to agree to this extension. Until an extension is agreed, the notes are in default.

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

In August 2024, the Company signed an unsecured promissory note with a lender for $82,800 bearing one-time interest at the rate of 13%, and maturing on four dates beginning in February 2025 and ending on May 2025. The proceeds of this note were issued with an original issue discount of $13,800 and loan cost $6,000, yielding net proceeds of $63,000. Upon full maturity, the Company will have paid a total of $93,564 of principal and interest on this note.

Cash Flows from Operating Activities

During the nine-months ended September 30, 2024, net cash used in operating activities was $442,196 due mainly to a net loss of $1,143,656, increase in accounts payable and accrued expense of $613,243 due to increased operations, and increase in accrued interest expense due mainly to falling into arrears on the note payable covering our farm property and increased interest expense on notes payable to shareholders.

By comparison, during the nine-months ended September 30, 2023, net cash used in operating activities was $824,548 resulting mainly from a net operating loss of $1,322,481 and increased inventory levels of $242,641, offset by increases in accrued interest of $267,991.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2024, we had $7,494 net cash provided by investing activities. During the nine-months ended September 30, 2023, we had $15,132 of net cash used in investing activities. This increase is mainly due to sale of property and equipment.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2024, net cash provided by financing activities was $428,102 which was mainly comprised of proceeds from notes payable of $506,000, offset by payments due to shareholders of $74,375, and notes payable of $74,243. During the nine-months ended September 30, 2023, net cash provided by financing activities was $908,667 which was mainly comprised of proceeds from $958,000 from issued Series D Preferred Stock to GHS, offset by $116,488 in payments on related party notes and $56,258 in notes payable as well as proceeds from shareholder notes of $123,700.

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

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in NOTE 2 to the Quarterly Consolidated Financial Statements for September 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Adam Thomas, who serves as our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Mr. Thomas has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2024. Based on his evaluation, Mr. Thomas concluded that, due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2024. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 21, 2024, we issued a convertible promissory note to 1800 Diagonal Lending LLC in the principal amount of $82,800. Upon an “Event of Default,” as described in the note, the note is convertible at 61% multiplied by the lowest Trading Price (as defined in the note) for the Common Stock during the 10 Trading Days (as defined in the note) prior to the Conversion Date (as defined in the note).

The note was issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor. No selling commissions were paid in connection with the issuance of the note.

Item 3. Defaults Upon Senior Securities.

We issued a note to King’s Aqua Farm LLC, dated June 15, 2017, in the original amount of $5,600,000 bearing interest at 6.0% per annum, due in 2039, yielding a monthly payment of $38,687. This note is secured by the farm property. On May 31, 2024, we entered into a Forbearance and Modification Agreement with the lender. Under the agreement, the lender agreed that it would not exercise or enforce its rights or remedies against us to which it would be entitled under the terms of the Real Estate Lien Note dated June 15, 2017 in the original principal amount of $5,600,000, and the Deed of Trust executed by us as grantor in favor of Jizhong Wang, as trustee, for the benefit of the lender by occurrence of the failure by us to pay principal and interest installments from May 1, 2023 through May 31, 2024 before August 6, 2024. The forbearance was conditioned on the obligation of the Company to pay the lender $77,375, which was paid. We failed to make the payment before August 6, 2024 and the note is in default. At September 30, 2024, the Company is in default for $4,845,024 including principal and interest due to failure to remit timely monthly payments. On October 25, 2024, the Company signed a Deed in Lieu of where the lender agrees to forbear from exercising its rights to foreclosure take position of the property secured by the loan on or prior to November 30, 2024. If by December 1, 2024, the full amount of the debt has not been paid, the lender will proceed to either record the Deed in Lieu of Foreclosure or pursue to take possession of the property.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

*** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS AMERICAN AQUACULTURE, INC.

By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 19, 2024

