Form 10-Q/A
period 2024-09-30
Trans American Aquaculture, Inc
filed 2024-11-20
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q/A, as originally filed on November 19, 2024.

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

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity

For the three months and six months ended June 30, 2024 and 2023

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total

Balance December 31, 2022	1,432,655,528	$0	9,078,000	$0	5,000	$0	100,000	$1,287,091	0	$0	$(922,817)	$364,274

Issuance of common shares	20,000,000	100,000	0	0	0	0	0	0	0	0	0	100,000

Issuance of preferred stock	0	0	0	0	0	0	0	0	250	250,000	0	250,000

Net loss	0	0	0	0	0	0	0	0	0	0	(258,194)	(258,194)

Balance March 31, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	250	$250,000	$(1,181,011)	$456,080

Issuance of common shares	0	0	0	0	0	0	0	0	286	286,000	0	286,000

Stock dividends	0	0	0	0	0	0	0	0	8	8,000	(8,000)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(296,069)	(296,069)

Balance June 30, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	544	$544,000	$(1,485,080)	$446,011

Issuance of common shares	0	0	0	0	0	0	0	0	434	422,000	0	422,000

Stock dividends	0	0	0	0	0	0	0	0	19	19,471	(19,471)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(768,218)	(768,218)

Balance September 30, 2023 (Unaudited)	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	997	$985,471	$(2,272,769)	$99,793

Balance December 31, 2023	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,076,863	$(2,943,231)	$(479,277)

Issuance of common shares	7,615,277	21,118	0	0	0	0	0	0	0	0	0	21,118

Issuance of preferred stock	0	0	0	0	0	0	0	0	22	21,780	(21,780)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(238,021)	(238,021)

Balance March 31, 2024 (Unaudited)	1,460,270,805	$121,118	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,098	$1,098,643	$(3,203,032)	$(696,180)

Issuance of common shares	11,683,300	14,020	0	0	0	0	0	0	0	0	0	14,020

Issuance of preferred stock	0	0	0	0	0	0	0	0	22	22,213	(22,213)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(330,311)	(330,311)

Balance June 30, 2024 (Unaudited)	1,471,954,105	$135,138	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,120	$1,120,856	$(3,555,556)	$(1,012,471)

Issuance of common shares	0	0	0	0	0	0	0	0	0	0	0	0

Issuance of preferred stock	0	0	0	0	0	0	0	0	23	22,915	(22,915)	0

Net loss	0	0	0	0	0	0	0	0	0	0	(575,325)	(575,325)

Balance September 30, 2024 (Unaudited)	1,471,954,105	$135,138	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,143	$1,143,771	$(4,153,796)	$(1,587,793)

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

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS AMERICAN AQUACULTURE, INC.

By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 20, 2024

