Form 10-K
period 2024-12-31
Trans American Aquaculture, Inc
filed 2025-07-17
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2024 was approximately $2,355,126. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of July 15, 2025, was 1,805,926,955.

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

Bankruptcy

On December 13, 2024, due to a note holder recording a deed in lieu foreclosure, on December 2nd, 2024, TAA filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas (Case # 24-10217). TAA voluntarily filed for Chapter 11 Bankruptcy to protect the assets of the company (shrimp broodstock and key property, plant, and equipment) due to threats being made by the former farm note holder (Kings Aqua Farm LLC) in which TAA operated on. On December 2, 2024, Kings Aqua Farm LLC filed a Deed in Lieu (“DIL”) of Foreclosure due to non-payment by Trans American Aquaculture. The land was conveyed back to Kings Aqua Farm because of the DIL filing. Over the next two weeks, various threats were made by Kings Aqua Farm on the assets of TAA, which are paramount to the survival and future of the company. To protect those key assets and any future business, TAA elected to file a voluntary Chapter 11 Bankruptcy.

The bankruptcy plan is currently being finalized between TAA management, its board of directors, and legal counsel. The plan confirmation hearing is scheduled for August 18, 2025, at which time, we will present the re-organization plan for the company.

Currently, there are no production operations being conducted at the farm. We are solely maintaining the broodstock as plans to exit bankruptcy are finalized.

Our Business

We provide extra-large farm-raised Pacific white shrimp, 100% free of antibiotics and hormones, to the U.S. domestic seafood market. Grown on an 1,880 acre farm located in Rio Hondo, Texas, our shrimp are meticulously raised in line with industry best practices according to the Best Aquaculture Practices (BAP) farm guidelines1 using only authentic, sustainable practices. We believe our practices are “authentic” and “sustainable” because we do not discharge our water into the local environment thus there is no ecological impact to the surrounding areas. We use only the top-quality ingredients in our feed to ensure our animals are getting a proper and healthy diet. We never use antibiotics or chemicals, and we have proper working and living conditions for our workers, which have been approved by Texas Parks and Wildlife.

We believe our products are superior due to the following:

•	Our feed ingredients are sourced 100% from products from the U.S., which are rigorously inspected and tested and must meet USDA standards. Foreign competitors are under the administrative oversight of their local governments.

•	We are transparent in our production process meaning we are willing and able to provide all ingredients, treatments, and processes utilized to cultivate our shrimp.

•	Our products are eco-friendly in that our farm does not discharge into the environment. Our system is 100% closed and has zero impact to the local ecosystem and mangroves.

•	Our products are safe in that they are 100% chemical and antibiotic free. Currently, less than 1% of imported shrimp is tested for antibiotics and toxins.[2]

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

_____________________________

1 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

2 https://shrimpalliance.com/category/trade/antibiotics/#:~:text=Since%20shrimp%20is%20America's%20most,directed%20to%20the%20U.S.%20market.

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

Our Products

We produce premium quality, sustainably raised, farmed shrimp for sale to markets, distributors, and restaurants. Our main product is Pacific White Leg Shrimp Head-on and Headless/Shell-on, which is favored by high-end markets, ethnic stores, and businesses in addition to American, Mexican, European, and Asian customers. Vannamei (species of shrimp we develop) is the most widely farm raised shrimp in the world, accounting for 80% of all farm raised shrimp in the world.3

We aim to produce, market, and sell Pacific White Leg farm-raised shrimp for sale to markets, businesses, and restaurants. We also sell broodstock for sale to foreign producers of shrimp.

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

_____________________________

3 https://www.worldwildlife.org/industries/farmed-shrimp

Our business is seasonal. We grow shrimp in outdoor, open-air ponds which are subject to weather conditions. Our process starts in January where we mate the broomstick to produce nauplii, this is the first larval stage of the shrimp. The mating and collection of the eggs takes roughly one month. After that, the nauplii are transferred into our larviculture building, where they grow for roughly 21 days into post larvae. At this point they start to resemble the shrimp that is seen in our final product. Post the 21-day larviculture stage, the shrimp move into nurserys where they are grown for another 14-21 days in order to increase their robustness prior to stocking in the open-air ponds. Roughly 2.5 months into the process, they are ready for stocking in the open-air ponds, which brings the process to middle of March, which is when we start to stock the grow out ponds. The shrimp take on average 95 days to reach harvest size (27 grams) which brings the process to the middle of June when we begin our harvest. We will conclude the harvest by June 30th, let the ponds settle for two weeks then restock all the ponds by mid-July, early August first for an end of October/early November second harvest. The larviculture cycle for the second stocking and harvest begins in May, following the timeline given above for the larval and post larval stages, gives us the second stocking of the grow our ponds in mid-July to early August.

Our revenue recognition cycles will be June & July for the first harvest, and October and November for the second.

A secondary source of revenue that the company is exploring is the exportation of broodstock. We believe this presents a significant opportunity to increase revenue in off cycle times from the normal shrimp harvests. We have received approval from the Coastal Aquaculture Authority of India as a preferred broodstock importer. We plan to invest funding into this area and are working with an approved exporter to fulfil orders for broodstock.

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

Recent trends in the shrimp industry, including that, according to preliminary 2023 data from the National Marine Fisheries Service, shrimp prices have dropped as much as 44% since 2022.4 Our business, prospects, revenues, profitability, and future growth are highly dependent upon the prices of and demand for shrimp. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices. These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical, and other reasons. Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production. In addition, increased availability of imported shrimp can affect our business by lowering commodity prices. This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher-cost inventories.

_____________________________

4 https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food

%20and%20Drug,before%20entering%20the%20U.S.%20market

Shrimp Life Cycle

Eyestalk ablation of females
Wild or domestic (SPF/SPR) broodstock
Maturation tank
(4-5 months)
Eggs
Nauplii
Hatching tank (12-18 hrs)
Spawning eggs (external fertilization)
Spawning tank (overnight)
Nauplii (2 days)
Zoea (4-5 days)
Mysis (3-4 days)
Postlarvae (10-15 days)
Larval rearing tank
(26-31 days)
Postlarvae
Intensive pond/tank
(3-5 months)
Extensive pond
(4-6 months)
Subadult (15-25 g)
Subadult (11-20 g)
Harvest

Our Markets

United States

The United States is the second largest import market and second largest consumer market for shrimp in the world having consumed 1.6B lbs. of shrimp in 2021.5 The majority of imported and consumed shrimp is of smaller variety (<22 grams). We focus on growing larger shrimp (28+ grams) as there is strong demand for large, sustainably produced shrimp but limited quantities as we believe some of our competitors focus on intensive methods that produce smaller shrimp. Our focus will be to sell to retailers first and niche markets second, where the pricing makes economic sense.

Worldwide

The total global value for shrimp trade in 2022 was $24B USD.6 The total global production of farm raised shrimp in 2022 was slightly over 4.0 MMT or 8.8 billion pounds. In the last decade, to keep up with global demand, production of farm raised shrimp has grown 60% and now accounts for more than 54% of all global shrimp produced for food.

The demand and production of farm raised shrimp is at an all-time high with annual production growth estimated to be 6.72% CARG (compounded annual growth rate) through 2028.7 Global growth rates had stagnated during the COVID Pandemic, however in the U.S., imports grew by 7.4% YoY, with global consumption rates increasing by 14% by late 2021. Post COVID production output increased significantly for Ecuador, which is now on par with India in terms of total production volume, resulting in a total global supply in line with demand, which had impacted global prices negatively. The demand for shrimp continues to rise and, more importantly, the demand for premium quality product should impact prices positively going forward as demand starts to again outpace supply.8

The world's largest consumer markets for shrimp are (in order): China, the U.S., and the EU+UK, with China consuming roughly 24% (1.8 MMT) of all produced shrimp. The U.S. and EU account for roughly 10% each. Japan, being the 4th largest consumer of shrimp, prefers larger, higher quality head on shrimp, but per capita consumption is very dependent on the value of the Yen.9

Recent developments around the use of antibiotics in Indian grown shrimp by the EU, could significantly impact the exports by Indian countries. Indian shrimp imports account for almost 40% of total imports for both the EU and the U.S. While the U.S. has not expressed the same concern as the EU, the Food and Drug Administration (the “FDA”) does follow closely the decisions of the EU on seafood imports. Any reduction in importation of Indian shrimp to either the EU or U.S. will have dramatic effects on regional prices.10

Pacific Vannemei is the leading species of farm raised shrimp and is the preferred shrimp in China, the U.S., and the EU.11 Head on/shell on (“HOSO”) are preferred in both China and the EU.

_____________________________

5 https://research.rabobank.com/far/en/documents/124852_Rabobank_Global-Seafood-Trade_Sharma-Nikolik_Oct2022.pdf

6 https://www.prnewswire.com/news-releases/global-shrimp-market-report-2023-sector-to-reach-69-35-billion-by-2028-at-a-6-7-cagr-301835697.html

7 https://siamcanadian.com/us-shrimp-imports-see-second-straightmonth-of-y-o-y-volume-value-declines-undercurrentnews/

8 https://www.globalseafood.org/advocate/with-growing-demand-for-sustainably-farmed-seafood-oman-tests-the-waters-with-shrimp-farming-in-the-desert/

9 https://www.fao.org/in-action/globefish/market-reports/resource-detail/en/c/1650814/

10 https://www.globalseafood.org/advocate/eu-antibiotics-india-shrimp/

11 https://www.globalseafood.org/advocate/annual-farmed-shrimp-production-survey-a-slight-decrease-in-production-reduction-in-2023-with-hopes-for-

renewed-growth-in-2024/

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

Imports: Shrimp demand improved in the U.S., supported by lower import prices. Demand was slightly higher among all European markets in early 2021, which was up from 2020.12

Target Markets and Segmentation

We plan to focus exclusively on the U.S. domestic market at this time.

Marketing

We understand the immediate needs to establish our brand and position. We also recognize the limitations of our competition in this space (lack of promotion, no or improper use of social media, etc.). This allows us to develop appropriate strategies and clear goals both long and short term.

Strategic Relationships: We look to develop strategic partnerships for its Broodstock and future shrimp for consumption products.

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

_____________________________

12 https://siamcanadian.com/us-shrimp-imports-see-second-straightmonth-of-y-o-y-volume-value-declines-undercurrentnews/

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

The plants that process shrimp are subject to the rules and regulations of the U.S. Food and Drug Administration.13 As a domestic aquaculture producer, we are not considered a Processor and as such are not subject to any specific rules or regulations governed by the Food & Drug Administration. We focus only on the production of the shrimp, we do not own or operate any processing plants.

Properties

We maintain a 0.25 acre parcel of land boarding the Arroyo Colorado River in Arroyo City, Texas.

Our principal executive offices are located at 1022 Shadyside Lane, Dallas, Texas 75223. Our CEO allows us to use this address free of charge.

Employees

As of July 15, 2025, we had four full-time employees and no part-time employees.

ITEM 1A.	RISK FACTORS

Not required for “smaller reporting companies.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

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

_____________________________

13 https://www.fda.gov/food/guidance-documents-regulatory-information-topic-food-and-dietary-supplements/seafood-guidance-documents-regulatory-information

Risk Management and Strategy

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

We maintain a 0.25 acre parcel of land boarding the Arroyo Colorado River in Arroyo City, Texas.

Our principal executive offices are located at 1022 Shadyside Lane, Dallas, TX 75223. Our CEO allows us to use this address free of charge.

ITEM 3.	LEGAL PROCEEDINGS

On December 13, 2024, due to a note holder recording a deed in lieu foreclosure, on December 2nd, 2024, TAA filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas (Case # 24-10217). TAA voluntarily filed for Chapter 11 Bankruptcy to protect the assets of the company (shrimp broodstock and key property, plant, and equipment) due to threats being made by the former farm note holder (Kings Aqua Farm LLC) in which TAA operated on. On December 2, 2024, Kings Aqua Farm LLC filed a Deed in Lieu (“DIL”) of Foreclosure due to non-payment by Trans American Aquaculture. The land was conveyed back to Kings Aqua Farm because of the DIL filing. Over the next two weeks, various threats were made by Kings Aqua Farm on the assets of TAA, which are paramount to the survival and future of the company. To protect those key assets and any future business, TAA elected to file a voluntary Chapter 11 Bankruptcy.

The bankruptcy plan is currently being finalized between TAA management, its board of directors, and legal counsel. The plan confirmation hearing is scheduled for August 18, 2025, at which time, we will present the re-organization plan for the company.

Currently, there are no production operations being conducted at the farm. We are solely maintaining the broodstock as plans to exit bankruptcy are finalized.

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

2025:	High	Low
First Quarter	$0.0004	$0.0001
Second Quarter	$0.0002	$0.0001

2024:	High	Low
First Quarter	$0.0050	$0.0021
Second Quarter	$0.0040	$0.0012
Third Quarter	$0.0021	$0.0007
Fourth Quarter	$0.0013	$0.0002

2023:	High	Low
First Quarter	$0.0060	$0.0025
Second Quarter	$0.0053	$0.0024
Third Quarter	$0.0048	$0.0028
Fourth Quarter	$0.0042	$0.0016

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

Approximate Number of Equity Security Holders

As of July 15, 2025, there were approximately 3,818 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Share Repurchases

During the quarter ended December 31, 2024, there were no purchases made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of Regulation S-K of shares or other units of any class of our equity securities that are registered by us pursuant to section 12 of the Exchange Act.

Equity Compensation Plan Information

As of December 31, 2024, the Company had no securities authorized for issuance under equity compensation plans either approved or not approved by the Company’s shareholders.

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

Shrimp farming is a seasonal business. On a calendar year basis, we typically use the broodstock to breed our larvae shrimp during the first quarter so that by spring the shrimp are held in large post-larvae tanks for development. Later, in early summer, the shrimp are transferred to ponds where they complete the grow out process over the next five to nine months. This can vary if we have more than one cycle of shrimp. Grow out may begin in the second in the second quarter, with a second cycle grow out beginning in early summer. The first harvest cycle can occur in early fall with the second harvest cycle occurring in November or December. During 2023, we had one cycle and harvest occurred in early November 2023. During 2024, we have not stocked, nor have we had a harvest; however, we are in process of larval development for broodstock sales, genetics families and line continuation.

Our shrimp inventory is valued at lower of cost or the net realizable value on a first-in, first-out basis.

The inventory on December 31, 2024 consists of live broodstock animals. Included in this amount are costs and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30.

At December 31, 2024, the broodstock shrimp for the 2024 harvest had been identified and segregated from consumable shrimp in outdoor ponds to indoor tanks. The table below summarizes inventory at December 31, 2024 and 2023.

	2024	2023
Held for Sale
Shrimp	$–	$187,006
Broodstock	210,000	4,025
Total Held for Sale	210,000	191,031
Broodstock - Restocking	20,830	56,362

Total inventory	$230,830	$247,393

At December 31, 2024, approximately 4,415 animals of broodstock will be used to populate our next harvest in 2025. The cost of the broodstock was reclassified to broodstock held for restocking on a pro rata basis of cost per pound of the total biomass of shrimp held for sale. Subsequent costs will be allocated in accordance with ASC 330-10-30.

Business Overview

Founded in 2017, we are a leading aquaculture company that provides premium quality, farm-raised pacific white shrimp, 100% free of antibiotics and hormones, to the U.S. domestic seafood market. We believe we are a leading aquaculture company due to Best Aquaculture Practices (“BAP”) guidelines,14 considering the rarity of the standards in the U.S. Although we are not currently in full compliance with BAP guidelines, we are working towards full compliance. At the moment, we adhere to BAP guidelines as part of our operating and production model. Grown at our 1,880-acre farm located in Rio Hondo, Texas, on the largest scale aquaculture farm in the U.S., our shrimp are meticulously raised to exceed in line with industry best practices according to BAP guidelines15 using only authentic, sustainable practices. Within our controlled facility, each harvest is responsibly raised and cultivated onsite with minimal ecological footprint, promising our customers a superior product developed from the highest standard of care.

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

_____________________________

14 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

15 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

Recent trends in the shrimp industry, including that, according to preliminary 2023 data from the National Marine Fisheries Service, shrimp prices have dropped as much as 44% since 2022.16 Our business, prospects, revenues, profitability, and future growth are highly dependent upon the prices of and demand for shrimp. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices. These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical, and other reasons. Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production. In addition, increased availability of imported shrimp can affect our business by lowering commodity prices. This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher-cost inventories.

Going Concern Uncertainty

As shown in the accompanying financial statements, during the year ended December 31, 2024, we reported a net loss of $2,808,894. As of December 31, 2024, our current liabilities exceeded its current assets by $3,351,602. As of December 31, 2024, we had $0 of cash. As shown in the accompanying financial statements, during the year ended December 31, 2023, we reported a net loss of $1,894,993. As of December 31, 2023, our current liabilities exceeded its current assets by $3,478,423. As of December 31, 2023, we had $6,600 of cash.

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

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

For the year ended December 31, 2024, total revenues were $331,645 compared to $101,574 for the same period in 2023, an increase of $213,571 or 227%. This increase primarily consisted of increases in the production of shrimp for consumption sales. In 2024, the Company focused efforts primarily on the development of genetic lines and did not produce a meaningful harvest. What shrimp revenue we did have was a result of inventory. In future periods, our focus will be on developing genetic lines, selling broodstock and producing shrimp at the appropriate time.

Cost of Goods Sold and Gross Profit

For the year ended December 31, 2024, cost of goods sold were $321,615 compared to $661,591 for the same period in 2023, a decrease of $339,976 or 51%. This decrease was primarily a result of streamlining of shrimp production and focused smaller harvest totals.

The gross profit for the year ended December 31, 2024 was $10,030 for an operating loss margin of 3% compared to a gross loss of $560,018 for the same period in 2023, producing an operating loss margin of -551%, due to significantly reduced shrimp production.

_____________________________

16 https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,

before%20entering%20the%20U.S.%20market

Operating Expenses

General and administrative expenses for year ended December 31, 2024 decreased by $18,534, or 2%, to $846,234 from $864,768 for the year ended December 31, 2023. The decrease is due primarily to a reduction non-cash compensation for consultants with a slight increase in legal and professional fees to $218,194 due to legal and accounting fees.

Other Income (Expense)

For the year ended December 31, 2024, we had interest expenses of $477,964 compared to interest expenses of $490,053 for the same period in 2023, a decrease in interest expense of $12,089. This decrease in interest expense was due primarily to lower financing charges on a credit card account.

Net Income (Loss)

As a result of the above, we reported a net loss of $2,808,894 for the year ended December 31, 2024 compared to a net loss of $1,894,993 for the year ended December 31, 2023. The main reason for the increased loss is the expense recognition for the difference in the asset value to the debt owed on the property

Liquidity and Capital Resources

As of December 31, 2024, we had a cash balance of $0, compared to cash balance of $6,600 as of December 31, 2023. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development and production, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding management positions for corporate development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Currently, competitively priced loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible preferred stock to GHS, factoring our receivables, and borrowing funds from employees of the Company. As of December 31, 2024, our current liabilities exceeded our current assets by $3,351,602 as compared to 2023 when current liabilities exceeded current assts by $3,478,423, a decrease of $126,821.

On December 2, 2024, Kings Aqua Farm LLC filed a Deed in Lieu (“DIL”) of Foreclosure due to non-payment by Trans American Aquaculture. The land was conveyed back to Kings Aqua Farm because of the DIL filing. Over the next two weeks, various threats were made by Kings Aqua Farm on the assets of TAA, which are paramount to the survival and future of the company. To protect those key assets and any future business, TAA elected to file a voluntary Chapter 11 Bankruptcy.

The Company is also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $719.

Liquidity is also affected by notes to our shareholders. At December 31, 2024, shareholders have loaned the Company approximately $1,646,636 which notes accrue interest at ranging from 12.0% to 18% per annum and were due July 1, 2024. No additional extensions have been completed as of yet, and the note are in default, however, to date, no one has called them due.

Cash Flows from Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $2,996,776, an increase usage of $1,888,864 resulting largely from $2,808,894 in net operating loss and a decrease in accrued interest expense of 379,956 in connection with the Deed in Lieu of Foreclosure and resulting settlement of the debt and recognition of the expense.

By comparison, during the year ended December 31, 2023, net cash used in operating activities was $1,107,912, an increase usage of $602,009 resulting largely from $1,894,993 in net operating loss and an increase of $85,833 in inventory due to a build in preparation for our annual harvest, offset by an increases in accounts payable and accrued expenses of $387,549 in connection with our harvest preparation and accrued interest expense of $342,395 due mainly to falling into arrears on the note payable covering our farm property and increased interest expense on notes payable to shareholders, and an increase of $100,000 in common stock issued for consulting services.

Cash Flows from Investing Activities

During the year ended December 31, 2024, we had $6,717,292 net cash used in investing activities. During the year ended December 31, 2023, we had $15,132 net cash used in investing activities. The difference was in removal of the farm note and land improvements related to the Deed in Lieu of Foreclosure.

Cash Flows from Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $4,774,987 which was mainly comprised of which was mainly comprised of debt extinguishment of the farm note due to the deed in Lieu of Foreclosure. During the year ended December 31, 2023, net cash provided by financing activities was $1,129,644 which was mainly comprised of purchases of Series D Preferred Stock of $1,028,000 by GHS, additional borrowings from our shareholders of $255,227, offset by $103,266 of payments to shareholder noteholders.

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

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in NOTE 2 to the Audited Annual Consolidated Financial Statements for 2024.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer who also serves as our Chief Financial Officer, Adam Thomas, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Mr. Thomas has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2024. Based on his evaluation, Mr. Thomas concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-K.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2024, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Adam Thomas	43	Chief Executive Officer, Chief Financial Officer, and Director

Luis Fernando Granda Arias	66	Chief Operating Officer

Luis Arturo Granda Roman	45	Director

Bolivar Prieto Torres	44	Director

Malcolm McNeill	78	Director

Malcolm Ashley	66	Director

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

Malcolm McNeill, Director. Mr. McNeill has served as Director of the Company since February 2023. Mr. McNeill’s background is in accounting and finance. He worked with Price Waterhouse & Co. and has served as a financial executive or consultant to companies in the energy sector, including upstream oil and gas, interstate pipeline, independent power, biofuel development and private equity. Since August 2022 he has served with Global Energy Mentors, a group of experienced professionals advising start-up companies in the energy sector; from December 2018 to November 2021, he served as a contract CFO for Falcon Seaboard Diversified, Inc. an upstream oil and gas company; and from January 2016 to September 2018, he served as a contract CFO for Nearshore Natural Gas LLC, a developer of independent power in the Republic of Chad. Mr. McNeill is a certified public accountant and was the Audit Committee Chair on the Board through December 31, 2023. Mr. McNeill is not, and has not been during the past five years, the director of any other public companies.

Malcolm Ashley, Director. Mr. Ashley has served as Director of the Company since 2024. Mr. Ashley is an economist and systems engineer trained at Yale University (B.A. Economics /Political Science ‘81) and the Georgia Institute of Technology (M.Sc Economics ‘94) with over 25 years of applied expertise in facilitating sustainable and strategic regional, local, economic development, through research, development planning, business development and recruitment. His professional background includes research for the U.S. Forest Service; U.S. Department of Housing and Urban Development; U.S. Environmental Protection Agency (EPA) Region IV; U.S. Department of Treasury, Community Development Financial Institution Program (CDFI); U.S. Department of Agriculture (USDA); and the Georgia Board of Regents, University System of Georgia. He has held academic instructional positions for Economics & Entrepreneurship, University of Hartford; Georgia Institute of Technology, and Atlanta Metropolitan State College; and consultant, Kennesaw State University, for Emergency Preparedness & Risk Management.

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

Committees

We currently do not have a functioning audit committee. Our board of directors has not yet established a compensation committee or a nominating and corporate governance committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Form 10-K those people who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC, none of the reporting requirements for fiscal year 2024 were complied with by each person who at any time during the 2024 fiscal year was a director or an executive officer or held more than 10% of our common stock.

Code of Ethics

We have not adopted a formal, written code of ethics due to a small number of members of management. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2025.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation for Named Executive Officers

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Total ($)
Adam Thomas, CEO, CFO, Director	2024	169,900 (1)	169,900
	2023	126,750 (1)	126,750

________________________

(1)	Accrued and unpaid.

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

Summary Compensation for Directors

During the year ended December 31, 2024, the award of $43,000 of Common Stock was earned by each of our directors; however, the shares have yet to be issued.

Effective June 12, 2023, our board of directors approved the following compensation for non-management directors:

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

Insider Trading Policy

Due to limited resources and the small number of our management, we do not have an insider trading policy.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

It is management’s duty to approve ordinary course annual equity grants during a scheduled meeting held each year. At this meeting, management is to approve each named executive officer’s annual equity award, if any. At this time, we do not currently anticipate granting stock options to any of our named executive officers. We do not schedule our equity grants in anticipation of the release of material, non-public information, nor do we time the release of material nonpublic information based on equity grant dates.

Equity Awards

As of December 31, 2024, there were no outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to our directors, named executive officers, and executive officers and each person owning of record or was known by the Company to own beneficially shares of stock greater than 5% of the 1,815,111,098 (1,805,926,955 common plus 9,184,143 preferred) shares as of July 15, 2025. The table includes preferred stock that is convertible into common stock and information as to the ownership of the Company's Stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of July 15, 2025. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. The address for each of our directors, named executive officers, and executive officers is 1022 Shady Side Lane, Dallas, TX 75223.

Name and Position	Shares of Common Stock Owned	Shares of Series C Preferred Stock Owned(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Beneficial Ownership of Series C Preferred
Adam Thomas, CEO, CFO and Director	0	11,610	0	9.87%
Luis Fernando Granda Arias, COO	0	0	0	–
Luis Arturo Granda Roman, Director	0	18,062	0	15.35%
Bolivar Prieto Torres, Director	0	9,033	0	7.68%
Malcolm McNeill, Director	0	0	0	–
Malcolm Ashley, Director	0	0	0	–
Total named executive officers, executive officers, and directors (six persons)	0	38,705	0	–
> 5% Beneficial Stockholders:
Cesar Granda 5129 Bellerive Bend Dr. College Station, TX 77845	0	10,642	0	9.05%
Rafael Verduga Puerto Lucia Bloque F department 3W Salinas, Santa Elena - Ecuador	0	18,166	0	15.44%
Jorge Bravo Jose Maria Pena 415-35 y Venezuela, Loja, Ecuador Ec110101	0	14,417	0	12.25%

*Less than 1%

(1)	The shares of Series C Preferred Stock are not convertible until 12 months after issuance. The shares of Series C Preferred Stock are convertible into 85% of the fully diluted issued and outstanding shares of Common Stock.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

As of December 31 2024, shareholders have loaned the Company approximately $1,646,636 in notes which accrue interest ranging from 12% and 18% per annual period. Maturities between April 1, 2024, and July 1, 2024. Accrued interest related to these notes totaled $562,062 and $414,624 as of December 31, 2024, and December 31, 2023, respectively.

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

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the SEC, and related other services that were provided by Burton McCumber & Longoria, L.L.P. (“BML”), our former independent registered public accounting firm, in connection with statutory and regulatory filings or engagements.

The following is a summary of the fees incurred by the Company to BLM for professional services rendered for the years ended December 31, 2024 and 2023, respectively.

Service	2024	2023
Audit Fees	$70,000	$110,340
Audit-Related Fees	–	–
Total	$70,000	$110,340

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions. There were no tax fees incurred by the Company for the years ended December 31, 2024 and 2023.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included with this Form 10-K:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Certificate of Conversion from a Delaware Corporation to a Non-Delaware Entity dated May 12, 2023	S-1	333-274059	2.1	8/18/23
2.2	Definitive Equity Exchange Agreement dated September 13, 2022 with TAA, the members of TAA, and Adam Thomas	S-1	333-274059	2.2	8/18/23
3.1	Amended and Restated Articles of Incorporation filed September 12, 2022	S-1	333-274059	3.1	8/18/23
3.2	Articles of Amendment filed October 23, 2022	S-1	333-274059	3.2	8/18/23
3.3	Articles of Amendment filed January 20, 2023	S-1	333-274059	3.3	8/18/23
3.4	Articles of Amendment filed May 21, 2023	S-1	333-274059	3.4	8/18/23
3.5	Articles of Amendment filed June 5, 2023	S-1	333-274059	3.5	8/18/23
3.6	Articles of Amendment filed June 8, 2023	S-1	333-274059	3.6	8/18/23
3.7	Articles of Amendment filed July 6, 2023	S-1	333-274059	3.7	8/18/23
3.8	Articles of Amendment filed August 9, 2023	S-1	333-274059	3.8	8/18/23
3.9	Articles of Amendment filed August 9, 2023	S-1	333-274059	3.9	8/18/23
3.10	Articles of Amendment filed September 26, 2023	S-1/A	333-274059	3.10	10/5/23
3.11	Articles of Amendment filed October 22, 2023	S-1/A	333-274059	3.11	12/7/23
3.12	Bylaws	S-1	333-274059	3.10	8/18/23
4.1	Secured Promissory Note Issued to King's Aqua Farm, LLC by TAA on June 15, 2017	S-1	333-274059	4.1	8/18/23
4.2	Addendum to Secured Promissory Note Issued to King’s Aqua Farm, LLC by TAA June 15, 2017	S-1	333-274059	4.2	8/18/23
4.3	Deed of Trust and Security Agreement dated June 15, 2017	S-1	333-274059	4.3	8/18/23
4.4	Unsecured Promissory Note Issued by TAA to Excellaqua, S.A. on October 1, 2021	S-1	333-274059	4.4	8/18/23
4.5	Unsecured Promissory Note Issued by TAA to Luis Arturo Granda Roman on October 1, 2021	S-1	333-274059	4.5	8/18/23
4.6	Unsecured Promissory Note Issued by TAA to Adam Thomas on October 1, 2021	S-1	333-274059	4.6	8/18/23
4.7	Secured Promissory Note issued to IG Holdings, Inc. and Iron Rings Holdings, LLC in the principal amount of $350,000	10-Q	000-56640	4.1	8/19/24
10.1	Stock Purchase Agreement dated August 28, 2022 with Adam Thomas and Richard Goulding	S-1	333-274059	10.1	8/18/23
10.2	Assignment of Rights and Assumption of Liabilities Agreement dated August 29 2022 with Richard Goulding	S-1	333-274059	10.2	8/18/23
10.3	Equity Financing Agreement with GHS dated January 20, 2023	S-1	333-274059	10.3	8/18/23
10.4	Registration Rights Agreement with GHS dated January 20, 2023	S-1	333-274059	10.4	8/18/23
10.5	Amended Securities Purchase Agreement dated April 18, 2023 with GHS	S-1	333-274059	10.5	8/18/23
10.6	Securities Purchase Agreement dated May 22, 2023 with GHS	S-1	333-274059	10.6	8/18/23

10.7	Securities Purchase Agreement dated July 5, 2023 with GHS	S-1	333-274059	10.7	8/18/23
10.8	Securities Purchase Agreement dated September 26, 2023 with GHS	S-1/A	333-274059	10.8	10/5/23
10.9	Common Stock Purchase Warrant issued January 20, 2023 to GHS	S-1	333-274059	10.8	8/18/23
10.10	Common Stock Purchase Warrant issued April 18, 2023 to GHS	S-1	333-274059	10.9	8/18/23
10.11	Common Stock Purchase Warrant issued May 22, 2023 to GHS	S-1	333-274059	10.10	8/18/23
10.12	Common Stock Purchase Warrant issued July 5, 2023 to GHS	S-1	333-274059	10.11	8/18/23
10.13	Common Stock Purchase Warrant issued September 26, 2023 to GHS	S-1/A	333-274059	10.13	10/5/23
10.14	Letter Agreement dated November 15, 2022 with ICON Capital Group, LLC	S-1	333-274059	10.12	8/18/23
10.15	Letter Agreement dated November 15, 2022 with ICON Capital Group, LLC (Preferred and Warrants)	S-1	333-274059	10.13	8/18/23
10.16	Security Agreement dated May 16, 2024 with IG Holdings, Inc. and Iron Rings Holdings, LLC	10-Q	000-56640	10.1	8/19/24
10.17	Warrant Agreement with Honor Enterprise Funding, LLC	10-Q	000-56640	10.2	8/19/24
10.18	Forbearance and Modification Agreement dated May 31, 2024 with Kings Aqua Farm, LLC	10-Q	000-56640	10.3	8/19/24
10.16	Securities Purchase Agreement with GHS dated March 28, 2025					X
10.17	Common Stock Purchase Warrant issued March 28, 2025 to GHS					X
21.1	List of Subsidiaries	S-1	333-274059	21.1	8/18/23
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

* Furnished not filed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS AMERICAN AQUACULTURE, INC.

By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	July 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17 day of July 2025.

By:	/s/ Adam Thomas
Adam Thomas, Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

By:	/s/ Luis Arturo Granda Roman
Luis Arturo Granda Roman, Director

By:	/s/ Bolivar Prieto Torres
Bolivar Prieto Torres, Director

By:	/s/ Malcolm McNeill
Malcolm McNeill, Director

By:	/s/ Malcolm Ashley
Malcolm Ashley, Director

TRANS AMERICAN AQUACULTURE, INC.

Index to Financial Statements

As of December 31, 2024 and 2023

and for the Years Ended December 31, 2024 and 2023

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Trans American Aquaculture, Inc.

(formerly Gold River Production, Inc)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans American Aquaculture, Inc. as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 11 to the financial statement, the Company incurred a net loss of $(2,808,894) and an accumulated deficit of $(5,675,567). The continuation of the Company as a going concern is dependent upon ability to raise additional capital and implement its business plan. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 11 to the consolidated financial statements, the Company has operating losses. Furthermore, the company has not generated sufficient revenue to cover its operating expenses since the inception of business. The ability of the Company to continue as a going concern is dependent upon ability to raise additional capital and implement its business plan as well as continuing to develop its brood stock in order to fulfil recently signed contracts These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

July 17, 2025

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

/s/ Burton, McCumber & Longoria, LLP

Brownsville, Texas

July 2, 2024

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,	December 31,
	2024	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$–	$6,600	$–
Other receivable	26,480	–	46,038
Inventory	230,830	247,393	161,560
TOTAL CURRENT ASSETS	257,310	253,993	207,598

PROPERTY AND EQUIPMENT	1,237,992	7,935,824	7,920,692
Less accumulated depreciation	(547,287)	(527,827)	(457,920)
NET PROPERTY AND EQUIPMENT	690,705	7,407,997	7,462,772

TOTAL ASSETS	$948,015	$7,661,990	$7,670,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$1,000	$–	$288
Accounts payable	530,776	403,731	223,476
Accrued interest expense	114,568	789,265	446,870
Other accrued expenses	753,870	345,825	138,532
Income tax payable	–	–	46,038
Related parties notes	1,646,636	1,667,985	1,516,025
Current portion of notes payable	562,063	525,609	326,716
TOTAL CURRENT LIABILITIES	3,608,912	3,732,416	2,697,945

LONG-TERM LIABILITIES
Notes payable, net of current portion	561,087	4,332,293	4,581,215
Deferred tax liability, net	–	–	26,937
TOTAL LONG-TERM LIABILITIES	561,087	4,332,293	4,608,152

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.000001 par value, 6,000,000,000 shares authorized, 1,645,238,430 and 1,645,238,430 shares issued and outstanding	–	20	–
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	–	–	–
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	–	–	–
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares authorized, 100,000 issued and outstanding and outstanding	–	–	–
Preferred Stock, Series D, .000001 par value, 1,295 shares authorized, 0 and 1,076 issued and outstanding	–	–	–
Additional paid in capital - common stock	99,980	99,980	–
Additional paid in capital - preferred stock (Series C)	1,317,467	1,287,091	1,287,091
Additional paid in capital - preferred stock (Series D)	1,036,135	1,076,863	–
Accumulated deficit	(5,675,567)	(2,866,673)	(922,817)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,221,985)	(402,719)	364,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$948,015	$7,661,990	$7,670,370

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Statements of Operations

	For the year ended
	December 31,
	2024	2023	2022	2021

REVENUES
Sales and service	$331,645	$101,574	$49,001	$316,112

COST OF REVENUES
Cost of revenues	321,615	661,591	287,132	973,418

GROSS MARGIN	10,030	(560,018)	(238,131)	(657,306)

GENERAL AND ADMINISTRATIVE EXPENSES	846,234	864,768	148,609	232,425

OTHER INCOME (EXPENSE)
Other income	90,667	1,750	1,745	32,447
Other expense	(1,585,392)	(8,841)	(25,440)	–
Interest expense	(477,964)	(490,053)	(485,446)	(544,544)

TOTAL OTHER INCOME (EXPENSE)	(1,972,690)	(497,144)	(509,141)	(512,097)

NET INCOME (LOSS) BEFORE TAXES	(2,808,894)	(1,921,930)	(895,881)	(1,401,828)

INCOME TAX (EXPENSE) BENEFIT	–	26,937	(26,937)	–

NET INCOME (LOSS)	$(2,808,894)	$(1,894,993)	$(922,817)	$(1,401,828)

Basic and Diluted Net loss per common share	(0.001555)	(0.001271)	(0.000713)	–

Weighted average common shares outstanding - basic	1,805,926,955	1,452,215,968	1,294,840,264	–

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2024 and 2023

	Members’	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Accumulated
	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total

Balance January 1, 2021	$544,830	–	$–	–	$–	–	$–	–	$–	–	$–	$–	$544,830

Member contributions	1,633,953	–	–	–	–	–	–	–	–	–	–	–	1,633,953

Net loss	(1,401,828)	–	–	–	–	–	–	–	–	–	–	–	(1,401,828)

Balance December 31, 2021	$776,955	1,248,901,842	–	9,718,000	–	5,000	–	–	–	–	$–	$–	$776,955

Member Contributions	510,136	–	–	–	–	–	–	–	–	–	–	–	510,136

Reverse Acquisition	(1,287,091)	15,248,503	–	–	–	–	–	100,000	1,287,091	–	–	–	–

Preferred Series A Conversion	–	64,000,000	–	(640,000)	–	–	–	–	–	–	–	–	–

New shares issued	–	104,505,183	–	–	–	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	(922,817)	(922,817)

Balance December 31, 2022	$–	1,432,655,528	$–	9,078,000	$–	5,000	$–	100,000	$1,287,091	–	$–	$(922,817)	$364,274

Issuance of common shares	–	20,000,000	100,000	–	–	–	–	–	–	–	–	–	100,000

Issuance of preferred shares	–	–	–	–	–	–	–	–	–	1,028	1,028,000	–	1,028,000

Stock Dividends	–	–	–	–	–	–	–	–	–	48	48,863	(48,863)	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	(1,894,993)	(1,894,993)

Balance December 31, 2023	$–	1,452,655,528	$100,000	9,078,000	$–	5,000	$–	100,000	$1,287,091	1,076	$1,076,863	$(2,866,673)	$(402,719)

Issuance of common shares	–	353,271,427	–	–	–	–	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–
											–
Stock Dividends	–	–	–	–	–	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	(2,808,894)	(2,808,894)

Balance December 31, 2024	$–	1,805,926,955	$100,000	9,078,000	$–	5,000	$–	100,000	$1,287,091	1,076	$1,076,863	$(5,675,567)	$(3,221,985)

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.
(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	For year ended
	December 31,
	2024	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,808,894)	$(1,894,993)	$(922,817)	$(1,401,828)
Noncash items included in net loss:
Depreciation expense	19,460	69,907	85,949	98,889
Common stock issued for professional services	–	100,000	–	–
(Increase) decrease in:
Other receivable	(26,480)	46,038	(46,038)	–
Inventory	16,563	(85,833)	(112,924)	(48,636)
Deferred taxes	–	(26,937)	26,937	–
Other assets	40,043	–	–	17,024
Increase (decrease) in:
Accounts payable and other accrued expenses	142,488	387,549	33,685	70,060
Income tax payable	–	(46,038)	46,038	–
Accrued interest expense	(379,956)	342,395	383,267	–
CASH USED IN OPERATING ACTIVITIES	(2,996,776)	(1,107,912)	(505,903)	(1,264,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	6,717,292	(15,132)	–	(4,159)
CASH USED IN INVESTING ACTIVITIES	6,717,292	(15,132)	–	(4,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	–	(288)	(3,876)	–
Bank overdraft	1,000	–	288	1,134
Proceeds from shareholder notes payable	30,376	255,227	112,975	816,560
Payments on shareholder notes payable	(4,182,293)	(103,266)	(16,469)	–
Payments on notes payable	(1,913)	(50,029)	(97,151)	(144,753)
Proceeds from notes payable	413,000	–	–	–
Contributions	12,715	–	510,136	595,709
Stock Dividends	–	–	–	–
Issuance of Preferred Shares	–	1,028,000	–	–
CASH PROVIDED BY FINANCING ACTIVITIES	(3,727,115)	1,129,644	505,903	1,268,650

NET INCREASE (DECREASE)	(6,599)	6,600	–	–

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,600	–	–	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$–	$6,600	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$22,518	$85,463	$239,810
Cash paid for income taxes	$–	$–	$–	$–

NON-CASH
Preferred series D stock dividends	$–	$48,863	$–	$–
Common stock issued for services rendered	$–	$100,000	$–	$–
Capitalization of related party member notes to members' capital	$–	$–	$–	$1,038,243

The accompanying notes are an integral part of these financial statements.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset has been impaired, the amount of the impairment is charged to operations. No impairments were recognized for the periods ended December 31, 2024 and 2023.

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

The Company's income tax returns are subject to examination by the appropriate tax jurisdictions. As of December 31, 2024, the Company needs to file federal and state income tax returns for 2020, 2021, 2022 and 2023. During 2020, the Company had taxable income primarily as a result of a short-term capital gain of $445,500 on the sale of a joint venture interest. This resulted in taxable income of $155,200 and an unremitted federal income tax liability of $33,180. With accrued penalties and interest, the total due the IRS is approximately $58,300. All liabilities, including federal taxes, were indemnified by Goulding as part of the transaction and accordingly a receivable due from the previous owner of the Company has been recorded and netted against the tax obligation. The Company intends to file its 2020 federal tax return and pay the tax due, plus penalties in interest once it has sufficient cash to do so.

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

The Company maintains its cash balances at a large financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in an account. The Company believes it is not exposed to any significant credit risk on cash and had no balances in excess of the $250,000 FDIC limit for the year ended December 31, 2024.

For the year ending December 31, 2024 and 2023, two and one customer accounted for 100% of total revenues earned.

The Company’s sole source of expected future revenue consists of the sale of a single live product which requires substantial care.  Production risks such as weather, disease and other factors could affect the Company’s ability to realize revenue from its inventory stock.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 15, 2025, the date the consolidated financial statements were issued.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 11, 2023, the Company entered into an accounts receivable factoring agreement in the amount of $750,000.  The agreement calls for 80% with recourse financing on eligible receivables. The amount received for the factored receivables on February 7, 2024, totaled $135,847, of which $25,764 remains outstanding after factoring fees at December 31, 2024 and $0 at December 31, 2023.

NOTE 4 – INVENTORY

The inventory at December 31, 2024, consists of shrimp in the larvae stage of development held for sale, broodstock held for sale, and broodstock held for restocking. Included in this amount is the broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals will eventually come to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

Just prior to harvest, the Company segregates and retains selected premium shrimp to become broodstock for the following shrimp harvest cycle. Upon identification and segregation, the selected animals are transferred from outdoor ponds to specialized indoor tanks. These tanks are highly regulated with respect to temperature, lighting and salinity levels. Costs allocated to broodstock animals at December 31, 2024 and December 31, 2023 totaled $20,830 and $60,388, respectively.

The Company recorded inventory write-down of $148,429 related to the dead of broodstock in its aquaculture operations. The number of broodstock held went down from 15,400 to 4,415 in the year ended December 31, 2024. The write-down is included in the cost of revenues in the consolidated statement of operations.

Total inventory is as follows at:

	2024	2023	2022
Held for Sale
Shrimp	$–	$187,006	$–
Broodstock	210,000	4,025	–
Total Held for Sale	210,000	191,031	–
Broodstock - Restocking	20,830	56,362	161,560

Total inventory	$230,830	$247,393	$161,560

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2024, and December 31, 2023, the Company had the following property and equipment:

	December 31,	December 31,	December 31,
	2024	2023	2022
Autos and trucks	$9,179	$66,845	$66,845
Building and improvements	668,289	656,389	656,389
Farm equipment	348,949	440,281	425,149
Other equipment	85,332	646,066	646,066
	1,111,750	1,809,581	1,794,449
Less: accumulated depreciation	(547,287)	(527,827)	(457,920)
	564,463	1,281,754	1,336,529
Land	126,243	6,126,243	6,126,243

Net property and equipment	$690,705	$7,407,997	$7,462,772

Depreciation expense for the year ended December 31, 2024 and 2023, totaled approximately $52,291 and $55,585. The amount of depreciation expense in cost of goods sold or inventory totaled $0 and $52,626 for the years ended December 31, 2024 and 2023.

NOTE 6 –NOTES PAYABLE

Notes payable as of December 31, 2024 and December 31, 2023, consisted of the following:

	December 31,	December 31,
	2024	2023
Note to an entity by the former owner of farm property, interest at 6.00%, due in monthly installments of $38,687 including interest, secured by real property, due in 2039	$–	$4,707,902

Promissory Note to 1800 Diagonal, a commercial lender, with a one-time interest of 13%, due in four installments beginning August 30, 2024, and a due in total by November 30, 2024, Original Discount 18,600	52,253	–

Promissory Note to 1800 Diagonal, a commercial lender, with a one-time interest of 13%, due in four installments beginning August 30, 2024, and a due in total by November 30, 2024, Original Discount 18,600	67,400	–

Secured Note to Arcadia Funding, LLC , a commercial Lender, accrued fixed interest at the rate of $12,500/ month, secured by real property, due December 16, 2024	350,000	–

Note to a bank, interest at 3.75%, due in monthly installments of $719.02 including interest, secured by real property, due in 2050	146,875	150,000
	616,528	4,857,902
Less Current Portion	(562,063)	(525,609)

Net Long-Term Debt	$54,465	$4,332,293

The estimated notes payable maturities as of December 31, 2024 are as follows:

December 31, 2024	$562,063
December 31, 2025	–
December 31, 2026	–
December 31, 2027	–
December 31, 2028	–
Thereafter	–

$562,063

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

On December 13, 2024, due to a note holder recording a deed in lieu foreclosure, on December 2nd, 2024, TAA filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas (Case # 24-10217). TAA voluntarily filed for Chapter 11 Bankruptcy to protect the assets of the company (shrimp broodstock and key property, plant, and equipment) due to threats being made by the former farm note holder (Kings Aqua Farm LLC) in which TAA operated on. On December 2, 2024, Kings Aqua Farm LLC filed a Deed in Lieu (“DIL”) of Foreclosure due to non-payment by Trans American Aquaculture. The land was conveyed back to Kings Aqua Farm because of the DIL filing and as such the total debt was extinguished. Over the next two weeks, various threats were made by Kings Aqua Farm on the assets of TAA, which are paramount to the survival and future of the company. To protect those key assets and any future business, TAA elected to file a voluntary Chapter 11 Bankruptcy.

The bankruptcy plan is currently being finalized between TAA management, its board of directors, and legal counsel. The plan confirmation hearing is scheduled for August 18, 2025, at which time, we will present the re-organization plan for the company.

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

As of December 31 2024, shareholders have loaned the Company approximately $1,646,636 in notes which accrue interest ranging from 12% and 18% per annual period. Maturities between April 1, 2024, and July 1, 2024. Accrued interest related to these notes totaled $562,063 and $414,624 as of December 31, 2024, and December 31, 2023, respectively.

NOTE 8 – INCOME TAX

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance has been recorded as of December 31, 2024 due to uncertainty of the realization of deferred tax asset in future periods.

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

The Company’s provision for income taxes attributable to income before income taxes for the periods ended December 31, 2024 and December 31, 2023, consisted of the following:

	December 31,	December 31,	December 31,
	2024	2023	2022
Deferred tax assets related to:
NOL Carryover	$589,868	$403,605	$59,323
Deferred tax liability related to:
Property and equipment	(18,050)	(8,715)	(86,260)
	571,818	394,890	(26,937)
Less: allowance	(394,890)	(394,890)	–

Net deferred tax asset (liability)	$176,928	$–	$(26,937)

Current expense
Federal	$–	$–	$–
State	–	–	–

	$–	$–	$–

Deferred income tax expense (benefit)	$–	$(26,937)	$26,937

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

NOTE 12 – KEY EVENTS

Due to the Deed in Lieu (DIL) filed by the note holder Kings Aqua Farm, LLC on the real property of the farm land on December 2, 2024, the company has written off the corresponding farm asset along with the debt and accrued interest. As part of the DIL, the company is no longer responsible for the amount due and owed under the note and as such has written off the balances and taken the loss.

