Form 10-Q
period 2025-03-31
Trans American Aquaculture, Inc
filed 2025-07-17
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	Unaudited	Audited
	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,694	$–
Other receivable	26,480	26,480
Inventory	264,869	230,830
Other Asset	–	–
TOTAL CURRENT ASSETS	298,043	257,310

PROPERTY AND EQUIPMENT	1,237,992	1,237,992
Less accumulated depreciation	(547,287)	(547,287)
NET PROPERTY AND EQUIPMENT	690,705	690,705

TOTAL ASSETS	$988,748	$948,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$–	$1,000
Accounts payable	530,776	530,776
Accrued interest expense	153,090	114,568
Other accrued expenses	815,847	753,870
Income tax payable	–	–
Related parties notes	1,671,936	1,646,636
Current portion of notes payable	562,063	562,063
TOTAL CURRENT LIABILITIES	3,733,711	3,608,912

LONG-TERM LIABILITIES
Notes payable, net of current portion	560,870	561,087
Deferred tax liability, net	–	-
TOTAL LONG-TERM LIABILITIES	560,870	561,087

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.000001 par value, 6,000,000,000 shares authorized, 1,645,238,430 and 1,645,238,430 shares issued and outstanding	–	–
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	–	–
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	–	–
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares authorized, 100,000 issued and outstanding and outstanding	–	–
Preferred Stock, Series D, .000001 par value, 1,295 shares authorized, 0 and 1,076 issued and outstanding	–	–
Additional paid in capital - common stock	99,980	99,980
Additional paid in capital - preferred stock (Series C)	1,317,467	1,317,467
Additional paid in capital - preferred stock (Series D)	1,065,994	1,036,135
Accumulated deficit	(5,789,274)	(5,675,567)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(3,305,833)	(3,221,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$988,748	$948,015

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Operations

	For the Three Months ended
	March 31,
	2025	2024

REVENUES
Sales and service	$–	$310,126

COST OF REVENUES
Cost of revenues	–	272,079

GROSS MARGIN	–	38,047

GENERAL AND ADMINISTRATIVE EXPENSES	74,671	172,558

OTHER INCOME (EXPENSE)
Other income	–	700
Other expense	–	(647)
Interest expense	(39,036)	(127,416)

TOTAL OTHER INCOME (EXPENSE)	(39,036)	(127,363)

NET INCOME (LOSS) BEFORE TAXES	(113,707)	(261,873)

INCOME TAX (EXPENSE) BENEFIT	–	–

NET INCOME (LOSS)	$(113,707)	$(261,873)

Basic and Diluted Net loss per common share	(0.000063)	(0.001271)

Weighted average common shares outstanding - basic	1,805,926,955	1,452,215,968

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2024 and 2025

	Members’	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Accumulated
	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
Balance January 1, 2024	$–	1,452,655,528	$100,000	9,078,000	$–	5,000	$–	100,000	$1,287,091	1,076	$1,076,863	$(2,943,231)	$(479,277)
Issuance of common shares	–	7,615,277	$21,118	–	–	–	–	–	–	–	–	–	21,118
Issuance of preferred shares	–	–	–	–	–	–	–	–	–	22	21,780	21,780	–
Stock Dividends	–	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	(261,873)	(261,873)
Balance March 31, 2024	$–	1,460,270,805	$121,118	9,078,000	$–	5,000	$–	100,000	$1,287,091	1,098	$1,098,643	$(3,226,884)	$(720,032)

Balance January 1, 2025	$–	1,805,926,955	$121,118	9,078,000	$–	5,000	$–	100,000	$1,287,091	1,098	$1,098,643	$(5,675,567)	$(3,221,985)
Issuance of common shares	–	–	–	–	–	–	–	–	–	30	29,859	–	29,859
Issuance of preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–
													–
Stock Dividends	–	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	(113,707)	(113,707)
Balance March 31, 2025	$–	1,805,926,955	$121,118	9,078,000	$–	5,000	$–	100,000	$1,287,091	1,128	$1,128,502	$(5,789,274)	$(3,305,833)

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,707)	$(261,873)
Noncash items included in net loss:
Depreciation expense	4,865	17,695
Common stock issued for professional services	–	21,118
(Increase) decrease in:
Other receivable	–	(55,199)
Inventory	(38,904)	39,017
Deferred taxes	–	–
Other assets	–	(293)
Increase (decrease) in:
Accounts payable and other accrued expenses	84,135	23,950
Income tax payable	–	40,444
Accrued interest expense	38,522	126,138
CASH USED IN OPERATING ACTIVITIES	(25,090)	(49,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	–	(12,216)
CASH USED IN INVESTING ACTIVITIES	–	(12,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	(1,000)	–
Bank overdraft	–	8,662
Proceeds from shareholder notes payable	–	–
Payments on shareholder notes payable	–	–
Payments on notes payable	(216)	(1,596)
Proceeds from on related party notes payable	–	93,000
Payments due to related parties	–	(38,847)
Contributions	–	–
Stock Dividends	–	–
Issuance of Preferred Shares	33,000	–
CASH PROVIDED BY FINANCING ACTIVITIES	31,784	61,219

NET INCREASE (DECREASE)	6,694	–

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,694	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$363,915
Cash paid for income taxes	$–	$–

NON-CASH
Preferred series D stock dividends	$–	$21,779
Common stock issued for services rendered	$–	$21,118
Capitalization of related party member notes to members’ capital	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

March 31, 2025 and 2025

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements include the accounts of Trans American Aquaculture, Inc. and its wholly owned subsidiary Trans American Aquaculture, LLC, a Texas Limited Liability Company. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared on the accrual basis of accounting.

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

The Company’s income tax returns are subject to examination by the appropriate tax jurisdictions. As of March 31, 2025, the Company needs to file federal and state income tax returns for 2020, 2021, 2022, 2023 and 2024. During 2020, the Company had taxable income primarily as a result of a short-term capital gain of $445,500 on the sale of a joint venture interest. This resulted in taxable income of $155,200 and an unremitted federal income tax liability of $33,180. With accrued penalties and interest, the total due the IRS is approximately $58,300. All liabilities, including federal taxes, were indemnified by Goulding as part of the transaction and accordingly a receivable due from the previous owner of the Company has been recorded and netted against the tax obligation. The Company intends to file its 2020 federal tax return and pay the tax due, plus penalties in interest once it has sufficient cash to do so.

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

Advertising and Promotion

All costs associated with advertising and promoting the Company’s goods and services are expensed in the year incurred.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to credit risk consist primarily of temporary cash investments and accounts receivable.

The Company maintains its cash balances at a large financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in an account. The Company believes it is not exposed to any significant credit risk on cash and had no balances in excess of the $250,000 FDIC limit for the period ended March 31, 2025.

For the quarter ending March 31, 2025 and 2024, two and one customer accounted for 100% of total revenues earned.

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

On March 28th, 2025, the Company entered into a Securities Purchase Agreement with GHS (the “March 2025 SPA”) pursuant to which the Company agreed to sell GHS 114 shares of Series D.

Preferred Stock for $104,000 ($1,000 for each share of Series D Preferred Stock and ten commitment shares). At the initial closing, GHS purchased 36 shares ($1,000 per share of Series D Preferred Stock). Additional Closings will be for the purchase of Preferred Shares as follows: (a) two (2) separate purchases of fifteen (15) and fifty three (53) shares of Preferred Stock for the purchase price of $15,000 and $53,000, respectively.

In addition, pursuant to the March 2025 SPA, the Company issued to GHS warrants to purchase 306,666,667 shares of Common Stock exercisable at $0.000115 per share and terminating on March 28, 2030.

On April 2, 2025, GHS purchased 15 shares of Series D Preferred Stock under the March 2025 SPA.

On June 18, 2025, GHS purchased 25 shares of Series D Preferred Stock under the March 2025 SPA.

On July 14, 2025, GHS purchased the remaining 28 shares of Series D Preferred Stock under the March 2025 SPA.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 11, 2023, the Company entered into an accounts receivable factoring agreement in the amount of $750,000. The agreement calls for 80% with recourse financing on eligible receivables. The amount received for the factored receivables on February 7, 2024, totaled $135,847, of which $25,764 remains outstanding after factoring fees at March 31, 2025 and $0 at March 31, 2024.

NOTE 4 – INVENTORY

The inventory at March 31, 2025, consists of shrimp broodstock held for sale, and broodstock held for restocking. Included in this amount is the broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals will eventually come to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

Just prior to harvest, the Company segregates and retains selected premium shrimp to become broodstock for the following shrimp harvest cycle. Upon identification and segregation, the selected animals are transferred from outdoor ponds to specialized indoor tanks. These tanks are highly regulated with respect to temperature, lighting and salinity levels. Costs allocated to broodstock animals at March 31, 2025 and March 31, 2024 totaled $20,830 and $60,388, respectively.

The number of broodstock was maintained at 4,415 in the year ended December 31, 2024 to the current reporting period of March 31, 2025. The write-down is included in the cost of revenues in the consolidated statement of operations.

Total inventory is as follows at:

	2025	2024	2022
Held for Sale
Shrimp	$–	$118,259	$–
Broodstock	210,000	–	–
Total Held for Sale	210,000	118,259	–
Broodstock - Restocking	54,869	90,549	161,560

Total inventory	$264,869	$208,808	$161,560

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2025, and March 31, 2024, the Company had the following property and equipment:

	March 31,	March 31,
	2025	2024
Autos and trucks	$9,179	$66,845
Building and improvements	668,289	668,289
Farm equipment	348,949	440,598
Other equipment	85,332	646,066
	1,111,750	1,821,798
Less: accumulated depreciation	(547,287)	(545,522)
	564,463	1,276,276
Land	126,243	6,126,242

Net property and equipment	$690,705	$7,402,519

NOTE 6 –NOTES PAYABLE

Notes payable as of March 31, 2025 and March 31, 2024, consisted of the following:

	March 31,	March 31,
	2025	2024
Note to an entity by the former owner of farm property, interest at 6.00%, due in monthly installments of $38,687 including interest, secured by real property, due in 2039	$–	$4,707,902

Promissory Note to 1800 Diagonal, a commercial lender, with a one-time interest of 13%, due in four installments beginning August 30, 2024, and a due in total by November 30, 2024, Original Discount 18,600	$52,253	$93000

Promissory Note to 1800 Diagonal, a commercial lender, with a one-time interest of 13%, due in four installments beginning August 30, 2024, and a due in total by November 30, 2024, Original Discount 18,600	$67,400	$–

Secured Note to Arcadia Funding, LLC , a commercial Lender, occurred fixed interest at the rate of $12,500/ month, secured by real property, due December 16, 2024	$350,000	$–

Note to a bank, interest at 3.75%, due in monthly installments of $719.02 including interest, secured by real property, due in 2050	146,875	148,404
	616,528	4,949,306
Less Current Portion	(562,063)	(619,826)

Net Long-Term Debt	$54,465	$4,329,480

The estimated notes payable maturities as of March 31, 2025 are as follows:

31-Dec-24	$562,063
31-Dec-25	0
31-Dec-26	0
30-Dec-27	0
31-Dec-28	0
Thereafter	0

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

In August 2024, the Company signed an unsecured promissory note with a lender for $82,800 bearing one-time interest at the rate of 13%, and maturing on four dates beginning in February 2025 and ending in May 2025. The proceeds of this note were issued with an original issue discount of $13,800 and loan cost $6,000, yielding net proceeds of $63,000. Upon full maturity, the Company will have paid a total of $93,564 of principal and interest on this note.

NOTE 7 – RELATED PARTY NOTES PAYABLE

As of March 31, 2025, shareholders have loaned the Company approximately $1,646,636 in notes which accrue interest ranging from 12% and 18% per annual period. Maturities between April 1, 2024, and July 1, 2024. Accrued interest related to these notes totaled $562,063 and $414,624 as of March 31, 2025, and March 31, 2024, respectively.

NOTE 8 – INCOME TAX

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance has been recorded as of March 31, 2025 due to uncertainty of the realization of deferred tax asset in future periods.

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

The Company’s provision for income taxes attributable to income before income taxes for the periods ended March 31, 2025 and March 31, 2024, consisted of the following:

	March 31,	March 31,
	2025	2024
Deferred tax assets related to:
NOL Carryover	$589,868	$403,605
Deferred tax liability related to:
Property and equipment	(18,050)	(8,715)
	571,818	394,890
Less: allowance	(394,890)	(394,890)

Net deferred tax asset (liability)	$176,928	$–

Current expense
Federal	$–	$–
State	–	–

	$–	$–

Deferred income tax expense (benefit)	$–	$26,937

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

On May 29, 2024, the Company put 11,683,300 shares of common stock to GHS at the purchase price of $.0012 under EFA for net proceeds of $12,715.

Securities Purchase Agreements

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

On September 26, 2023, the Company entered into a Securities Purchase Agreement with GHS (the “September 2023 SPA”) pursuant to which the Company agreed to sell GHS 151 shares of Series D.

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

NOTE 11 - GOING CONCERN

The Company follows FASB ASU 2014-10 – Development Stage Entities because its principal operations have commenced, but there has been no significant revenue therefrom. To date, the Company’s activities since inception have consisted principally of acquiring property, equipment, and other operating assets, raising capital, starting up production, recruiting and training personnel and raising capital.

The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan as well as continuing to develop its brood stock in order to fulfill recently signed contracts. The financial statements do not include any adjustments that might be necessary if the business plan cannot be implemented or if additional capital cannot be raised, either of which could result in the Company not being able to continue as a going concern.

The Company is in the process of raising additional capital to support the completion of the developmental stage activities and ramp up ongoing full shrimp harvest cycles and establish its customer base. Therefore, the Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology.

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

The inventory at March 31, 2025 consists of live broodstock animals. Included in this amount are costs and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30.

At March 31, 2025, the broodstock shrimp for the 2025 harvest had been identified and segregated from consumable shrimp in outdoor ponds to indoor tanks. The table below summarizes inventory at March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024
Held for Sale
Shrimp	$–	$103,964
Broodstock	210,000	–
Total Held for Sale	210,000	103,964
Broodstock - Restocking	20,830	94,938

Total inventory	$230,830	$198,902

At March 31, 2025, approximately 4,415 animals of broodstock will be used to populate our next harvest in 2026. The cost of the broodstock was reclassified to broodstock held for restocking on a pro rata basis of cost per pound of the total biomass of shrimp held for sale. Subsequent costs will be allocated in accordance with ASC 330-10-30.

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

_______________

1 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

2 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

3https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three-months ended March 31, 2025, we reported a net loss of $113,707. As of March 31, 2025, our current liabilities exceeded its current assets by $3,435,668. As of March 31, 2025, we had $6,694 cash. During the year ended December 31, 2024, we reported a net loss of $$2,808,894. As of December 31, 2024, our current liabilities exceeded our current assets by $3,351,602. As of December 31, 2024, we had $0 cash.

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

Results of Operations for the Three-Months Ended March 31, 2025 and 2024

Revenues

For the three-months ended March 31, 2025, total revenues were $0 compared to $310,126 for the same period in 2024, a decrease of $310,126 or 100%. This decrease was related to the company not having shrimp for sale and only maintaining the broodstock for future genetic development and stocking.

Cost of Goods Sold and Gross Profit

For the three-months ended March 31, 2025, cost of goods sold was $0 compared to $272,079 for the same period in 2025, a decrease of $272,079 or 100%. This was the result of not producing and harvesting or selling shrimp during the current three months ended March 31, 2025.

The gross profit for the three-months ended March 31, 2025 was $0 for an operating profit of 0% compared to a gross profit margin of $38,047 for the same period in 2024.

Operating Expenses

General and administrative expenses for three-months ended March 31, 2025 decreased by $97,887, or 57%, to $74,671 from $172,558 for the three-months ended March 31, 2024. This reduction in expenses resulted from lower legal and professional fees and payroll wages.

Other Income (Expense)

For the three-months ended March 31, 2025, we had interest expenses of $39,036 compared to interest expenses of $127,416 for the same period in 2024, an decrease in interest expense of $88,380. This decrease in interest expense was due primarily to reduction in interest related to the farm note.

Net Income (Loss)

As a result of the above, we reported a net loss of $113,707 for the three-months ended March 31, 2025 compared to a net loss of $261,873 for the three-months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had a cash balance of $6,694, compared to a balance of $0 at March 31, 2024. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development and production, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding management positions for corporate development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Currently, competitively priced loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible preferred stock to GHS, factoring our receivables, and borrowing funds from employees of the Company. As of March 31, 2025, our current liabilities exceeded our current assets by $3,435,668 as compared to March 31, 2024, when current liabilities exceeded current assets by $3,750,007, an decrease of $314,339.

The Company is also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $731.

Liquidity is also affected by notes to our shareholders. At March 31, 2025, shareholders have loaned the Company approximately $1,646,636 which notes accrue interest at ranging from 12.0% to 18% per annum and were due March 31, 2024. The Company extended this due date to July 1, 2024, and plans to extend it again to December 31, 2025. Current discussion with noteholders are underway and we expect the noteholders to agree to this extension.

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

Cash Flows from Operating Activities

During the three-months ended March 31, 2025, net cash used in operating activities was $25,090, due mainly to a net loss of $113,707 an increase in accounts payable of $84,135 mostly of payroll liabilities, offset by a decrease of $38,522 in accrued interest .

By comparison, during the three-months ended March 31, 2024, net cash used in operating activities was $49,003, due mainly to a net loss of $261,873, an increase in accounts receivable of $55,199 due sales of consumable shrimp, offset by a decrease of $39,017 in inventory levels, combined increases in accounts payable and accrued expense of $64,394 due increased operations, and a $126,138 increase in accrued interest expense due mainly to falling into arrears on the note payable covering our farm property and increased interest expense on notes payable to shareholders.

Cash Flows from Investing Activities

During the three-months ended March 31, 2025, we had $0 net cash used in investing activities. During the three-months ended March 31, 2024, we had $12,216 net cash used in investing activities. This decrease is due to a lack of investment into any assets during the period.

Cash Flows from Financing Activities

During the three-months ended March 31, 2025, net cash provided by financing activities was $32,784 which was mainly comprised of proceeds from the purchase of Preferred Series D Shares of $33,000. During the three-months ended March 31, 2024, net cash provided by financing activities was $54,619 which was mainly comprised of proceeds from notes payable of $93,000, offset by payments due related parties of $38,847.

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

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in NOTE 2 to the Quarterly Consolidated Financial Statements for March 31, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Adam Thomas who serves as our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Mr. Thomas has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2025. Based on his evaluation, Mr. Thomas concluded that, due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

