Form 10-Q
period 2025-06-30
Trans American Aquaculture, Inc
filed 2025-10-15
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of October 9, 2025, was 1,805,926,955.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$198	$–
Other receivable	–	26,480
Inventory	302,409	230,830
Other Asset	716	–
TOTAL CURRENT ASSETS	303,323	257,310

PROPERTY AND EQUIPMENT	1,237,992	1,237,992
Less accumulated depreciation	(460,812)	(547,287)
NET PROPERTY AND EQUIPMENT	777,180	690,705

TOTAL ASSETS	$1,080,503	$948,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$–	$1,000
Accounts payable	751,883	530,776
Accrued interest expense	850,388	114,568
Other accrued expenses	918,693	753,870
Income tax payable	–	–
Related parties notes	1,459,343	1,646,636
Current portion of notes payable	673,722	562,063
TOTAL CURRENT LIABILITIES	4,654,029	3,608,912

LONG-TERM LIABILITIES
Notes payable, net of current portion	145,680	561,087
Deferred tax liability, net	–	–
TOTAL LONG-TERM LIABILITIES	145,680	561,087

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.000001 par value, 6,000,000,000 shares authorized, 1,805,926,955 and 1,805,926,955 shares issued and outstanding	–	–
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	–	–
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	–	–
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares authorized, 100,000 issued and outstanding	–	–
Preferred Stock, Series C to be issued	(283,967)	–
Preferred Stock, Series D, .000001 par value, 1,295 shares authorized, 1,193 and 1,193 issued and outstanding	–	–
Additional paid in capital - common stock	121,118	99,980
Additional paid in capital - preferred stock (Series C)	1,287,091	1,317,467
Additional paid in capital - preferred stock (Series D)	1,149,863	1,036,135
Accumulated deficit	(5,993,312)	(5,675,567)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,719,207)	(3,221,985)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,080,503	$948,014

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUES
Sales and service	$–	$5,019	$–	$315,145

COST OF REVENUES
Cost of revenues	–	1,771	–	223,299

GROSS MARGIN	–	3,248	–	91,846

GENERAL AND ADMINISTRATIVE EXPENSES	108,290	126,993	182,961	321,383

OTHER INCOME (EXPENSE)
Other income	918	–	918	700
Other expense	(8,420)	(65,328)	(8,420)	(65,974)
Interest expense	(88,246)	(141,238)	(127,282)	(273,520)

TOTAL OTHER INCOME (EXPENSE)	(95,748)	(206,566)	(134,784)	(338,795)

NET INCOME (LOSS) BEFORE TAXES	(204,038)	(330,311)	(317,745)	(568,332)

INCOME TAX (EXPENSE) BENEFIT	–	–	–	–

NET INCOME (LOSS)	$(204,038)	$(330,311)	$(317,745)	$(568,332)

Basic and Diluted Net loss per common share	$(0.000113)	$(0.000210)	$(0.000176)	$(0.000211)

Weighted average common shares outstanding - basic	1,805,926,955	1,464,250,830	1,805,926,955	1,460,261,010

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity

For the six months ended June 30, 2024 and 2025

	Members'	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B
	Capital	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2023	$–	1,452,655,528	$100,000	9,078,000	$–	5,000	$–

Issuance of common shares	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	–	–	–	–	–

Stock Dividends	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balance March 31, 2024	$–	1,452,655,528	$100,000	9,078,000	$–	5,000	$–

Issuance of common shares	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	–	–	–	–	–

Stock Dividends	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balance June 30, 2024	$–	1,452,655,528	$100,000	9,078,000	$–	5,000	$–

Balance December 31, 2024	$–	1,805,926,955	$121,118	9,078,000	$–	5,000	$–

Issuance of common shares	–	7,615,277	21,118	–	–	–	–

Issuance of preferred shares	–	–	–	–	–	–	–

Stock Dividends	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balance March 31, 2025	$–	1,805,926,955	$121,118	9,078,000	$–	5,000	$–

Issuance of common shares	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	–	–	–	–	–

Stock Dividends	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–

Balance June 30, 2025	$–	1,805,926,955	$121,118	9,078,000	$–	5,000	$–

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity (Continued)

For the six months ended June 30, 2024 and 2025

	Preferred Stock, Series C		Preferred Stock, Series D		Shares to be issued		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
Balance December 31, 2023	100,000	$1,287,091	1,076	$1,076,863	–	$–	$(2,943,231)	$(479,277)

Issuance of common shares	–	–	–	–	–	–	–	21,118

Issuance of preferred shares	–	–	–	–	–	–	(21,780)	–

Stock Dividends	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	(238,021)	(238,021)

Balance March 31, 2024	100,000	$1,287,091	1,076	$1,076,863	–	$–	$(3,203,032)	$(696,180)

Issuance of common shares	–	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	–	–	–	–	–	–

Stock Dividends	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	(330,311)	(330,311)

Balance June 30, 2024	100,000	$1,287,091	1,076	$1,076,863	–	$–	(3,555,558)	$(1,047,609)

Balance December 31, 2024	100,000	$1,287,091	1,076	$1,076,863	–	$–	$(5,675,567)	$(3,221,985)

Issuance of common shares	–	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	30	33,000	–	–	–	33,000

Stock Dividends	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	(113,707)	(113,808)

Balance March 31, 2025	100,000	$1,287,091	1,106	$1,109,863	–	$–	$(5,789,274)	$(3,302,692)

Issuance of common shares	–	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	43	40,000	–	(286,967)	–	(212,477)

Stock Dividends	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	(204,038)	(204,038)

Balance June 30, 2025	100,000	$1,287,091	1,149	$1,149,863	–	$(286,967)	$(5,993,312)	$(3,719,207)

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	Unaudited	Unaudited
	For the six months ending
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(317,745)	$(568,332)
Noncash items included in net loss:
Depreciation expense	4,865	35,246
Common stock issued for professional services	–	19,012
(Increase) decrease in:
Other receivable	12,794	(30,526)
Inventory	(74,057)	(122,838)
Deferred taxes	–	–
Other assets	–	(904)
Increase (decrease) in:
Accounts payable and other accrued expenses	(989,069)	62,359
Income tax payable	–	–
Accrued interest expense	646,403	216,203
CASH USED IN OPERATING ACTIVITIES	(716,807)	(389,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	–	(12,216)
Accumulated Depreciation	10,616	–
CASH USED IN INVESTING ACTIVITIES	10,616	(12,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	(1,000)	–
Bank overdraft	–	7,976
Proceeds from shareholder notes payable	–	31,649
Payments on shareholder notes payable	(216)	(70,850)
Payments on notes payable	–	(32,505)
Proceeds from on related party notes payable	627,912	443,000
Payments due to related parties	–	(16,127)
Contributions	–	–
Stock Dividends	–	–
Issuance of Preferred Shares	73,000	–
CASH PROVIDED BY FINANCING ACTIVITIES	699,696	395,397

NET INCREASE (DECREASE)	(6,497)	(6,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,694	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197	$(6,600)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$57,318
Cash paid for income taxes	$–	$–

NON-CASH
Preferred series D stock dividends	$–	$43,995
Common stock issued for services rendered	$–	$19,012
Capitalization of related party member notes to members' capital	$–	$–

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

June 30, 2025 and 2025

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset has been impaired, the amount of the impairment is charged to operations. No impairments were recognized for the periods ended June 30, 2025 and 2024.

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

The Company’s income tax returns are subject to examination by the appropriate tax jurisdictions. As of June 30, 2025, the Company needs to file federal and state income tax returns for 2020, 2021, 2022, 2023 and 2024. During 2020, the Company had taxable income primarily as a result of a short-term capital gain of $445,500 on the sale of a joint venture interest. This resulted in taxable income of $155,200 and an unremitted federal income tax liability of $33,180. With accrued penalties and interest, the total due the IRS is approximately $58,300. All liabilities, including federal taxes, were indemnified by Goulding as part of the transaction and accordingly a receivable due from the previous owner of the Company has been recorded and netted against the tax obligation. The Company intends to file its 2020 federal tax return and pay the tax due, plus penalties in interest once it has sufficient cash to do so.

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

The Company maintains its cash balances at a large financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in an account. The Company believes it is not exposed to any significant credit risk on cash and had no balances in excess of the $250,000 FDIC limit for the period ended June 30, 2025.

For the quarter ending June 30th, 2025 and 2024, two and one customer, respectively, accounted for 100% of total revenues earned.

The Company’s sole source of expected future revenue consists of the sale of a single live product which requires substantial care. Production risks such as weather, disease and other factors could affect the Company’s ability to realize revenue from its inventory stock.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 14, 2025, the date the consolidated financial statements were issued.

On March 28, 2025, the Company entered into a Securities Purchase Agreement with GHS (the “March 2025 SPA”) pursuant to which the Company agreed to sell GHS 114 shares of Series D.

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

On April 2, 2025, GHS purchased 15 shares of Series D Preferred Stock under the March 2025 SPA. 40,350,887 warrants were issued to GHS.

On June 18, 2025, GHS purchased 25 shares of Series D Preferred Stock under the March 2025 SPA. 67,251,462 warrants were issued to GHS.

On July 14, 2025, GHS purchased the remaining 28 shares of Series D Preferred Stock under the March 2025 SPA. 75,321,638 warrants were issued to GHS.

On September 18, 2025, the Company entered into a Securities Purchase Agreement with GHS (the “September 2025 SPA”) pursuant to which the Company agreed to sell GHS 63 shares of Series D Preferred Stock for $60,000 ($1,000 for each share of Series D Preferred Stock and ten commitment shares). At the initial closing, GHS purchased 19 shares ($1,000 per share of Series D Preferred Stock). Additional Closings will be for the purchase of Preferred Shares as follows: (a) separate purchases of 44 shares of Series D Preferred Stock for the purchase price of $44,000.

In addition, pursuant to the September 2025 SPA, the Company issued to GHS warrants to purchase 71,250,000 shares of Common Stock exercisable at $0.000345 per share and terminating on September 18, 2030.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 11, 2023, the Company entered into an accounts receivable factoring agreement in the amount of $750,000. The agreement calls for 80% with recourse financing on eligible receivables. The amount received for the factored receivables on February 7, 2024, totaled $135,847, of which $0 remains outstanding after factoring fees at June 30, 2025 and $0 at June 30, 2024.

NOTE 4 – INVENTORY

The inventory at June 30, 2025, consists of shrimp broodstock held for sale, and broodstock held for restocking. Included in this amount is the broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals will eventually come to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

Just prior to harvest, the Company segregates and retains selected premium shrimp to become broodstock for the following shrimp harvest cycle. Upon identification and segregation, the selected animals are transferred from outdoor ponds to specialized indoor tanks. These tanks are highly regulated with respect to temperature, lighting and salinity levels. Costs allocated to broodstock animals at June 30, 2025 and June 30, 2024 totaled $54,869 and $90,549, respectively.

The number of broodstock was maintained at 4,415 in the year ended December 31, 2024 to the current reporting period of June 30, 2025.

Total inventory is as follows at:

	2025	2024	2023
Held for Sale
Shrimp	$–	$118,259	$–
Broodstock	247,540	–	–
Total Held for Sale	247,540	118,259	–
Broodstock - Restocking	54,869	90,549	161,560

Total inventory	$302,409	$208,808	$161,560

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2025, and June 30, 2024, the Company had the following property and equipment:

	June 30,	June 30,
	2025	2024
Autos and trucks	$9,179	$66,845
Building and improvements	668,289	668,289
Farm equipment	348,949	440,598
Other equipment	85,332	646,066
	1,111,750	1,821,798
Less: accumulated depreciation	(460,812)	(545,522)
	650,938	1,276,276
Land	126,243	6,126,242

Net property and equipment	$777,180	$7,402,518

NOTE 6 –NOTES PAYABLE

Notes payable as of June 30, 2025 and June 30, 2024, consisted of the following:

	June 30,	June 30,
	2025	2024
Note to an entity by the former owner of farm property, interest at 6.00%, due in monthly installments of $38,687 including interest, secured by real property, due in 2039	$–	$4,707,902

Promissory Note to 1800 Diagonal, a commercial lender, with a one-time interest of 13%, due in four installments beginning August 30, 2024, and a due in total by November 30, 2024, Original Discount 18,600	52,253	93,000

Promissory Note to 1800 Diagonal, a commercial lender, with a one-time interest of 13%, due in four installments beginning August 30, 2024, and a due in total by November 30, 2024, Original Discount 18,600	67,400	–

Secured Note to Arcadia Funding, LLC , a commercial Lender, accrued fixed interest at the rate of $12,500/ month, secured by real property, due December 16, 2024	350,000	–

Note to a bank, interest at 3.75%, due in monthly installments of $719.02 including interest, secured by real property, due in 2050	146,875	148,404
	616,528	4,949,306
Less Current Portion	(673,722)	(562,063)

Net Long-Term Debt	$(57,194)	$4,387,243

The estimated notes payable maturities as of June 30, 2025 are as follows:

31-Dec-24	$673,722
31-Dec-25	–
31-Dec-26	–
30-Dec-27	–
31-Dec-28	–
Thereafter	–

$673,722

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

As of June 30, 2025, shareholders have loaned the Company approximately $1,646,636 in notes which accrue interest ranging from 12% and 18% per annual period. Maturities between April 1, 2024, and July 1, 2024. Accrued interest related to these notes totaled $835,905 and $414,624 as of June 30, 2025, and June 30, 2024, respectively.

NOTE 8 – INCOME TAX

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance has been recorded as of June 30, 2025 due to uncertainty of the realization of deferred tax asset in future periods.

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

The Company’s provision for income taxes attributable to income before income taxes for the periods ended June 30, 2025 and June 30, 2024, consisted of the following:

	June 30,	June 30,
	2025	2024
Deferred tax assets related to:
NOL Carryover	$589,868	$403,605
Deferred tax liability related to:
Property and equipment	(18,050)	(8,715)
	571,818	394,890
Less: allowance	(394,890)	(394,890)

Net deferred tax asset (liability)	$176,928	$–

Current expense
Federal	$–	$–
State	–	–

	$–	$–

Deferred income tax expense (benefit)	$–	$26,937

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

On July 30, 2025, the Company entered into an Equity Financing Agreement (“the EFA”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS Investments, LLC, pursuant to which GHS agreed to purchase up to $10,000,000 in shares of the Company common stock, from time to time over the course of 24 months after effectiveness of a registration statement on Form S-1 of the underlying shares of the Company’s common stock.

The EFA grants the Company the right, to direct GHS to purchase shares of the Company’s common stock on any business day (a “Put”), provided that at least ten trading days (as defined in the EFA) have passed since the closing of the most recent Put. The purchase price of the shares of common stock contained in a Put shall be 80% of the lowest traded price of the Company common stock during the ten consecutive Trading Days preceding the date of the Put notice. In the event The Company up lists to Nasdaq or an equivalent national exchange, the purchase price will be 90%. No Put will be made in an amount less than $5,000 or greater than $500,000 and any single drawdown may not exceed 200% of the average daily trading dollar volume of the Company’s common stock during the ten trading days preceding the Put. In no event is the Company entitled to make a Put or is GHS entitled to purchase and own cumulative shares greater than 4.99% of the Company’s shares of common stock outstanding on such date.

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

On March 28, 2025, the Company entered into a Securities Purchase Agreement with GHS (the “March 2025 SPA”) pursuant to which the Company agreed to sell GHS 114 shares of Series D.

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

On April 2, 2025, GHS purchased 15 shares of Series D Preferred Stock under the March 2025 SPA. 40,350,887 warrants were issued to GHS.

On June 18, 2025, GHS purchased 25 shares of Series D Preferred Stock under the March 2025 SPA. 67,251,462 warrants were issued to GHS.

During the quarter ended June 30, 2025, the Company recorded an adjustment related to the issuance of its Series C Preferred Stock. The adjustment reflects $283,967 classified as Preferred Series C Stock Payable, representing the value of preferred shares authorized for issuance but not yet physically issued.

On September 18, 2025, the Company entered into a Securities Purchase Agreement with GHS (the “September 2025 SPA”) pursuant to which the Company agreed to sell GHS 63 shares of Series D Preferred Stock for $60,000 ($1,000 for each share of Series D Preferred Stock and ten commitment shares). At the initial closing, GHS purchased 19 shares ($1,000 per share of Series D Preferred Stock). Additional Closings will be for the purchase of Preferred Shares as follows: (a) separate purchases of forty-four (44) of Preferred Stock for the purchase price of $44,000.

In addition, pursuant to the September 2025 SPA, the Company issued to GHS warrants to purchase 71,250,000 shares of Common Stock exercisable at $0.000345 per share and terminating on September 18, 2030.

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

Shrimp farming is a seasonal business. On a calendar year basis, we typically use the broodstock to breed our larvae shrimp during the first quarter so that by spring the shrimp are held in large post-larvae tanks for development. Later, in early summer, the shrimp are transferred to ponds where they complete the grow out process over the next five to nine months. This can vary if we have more than one cycle of shrimp. Grow out may begin in the second in the second quarter, with a second cycle grow out beginning in early summer. The first harvest cycle can occur in early fall with the second harvest cycle occurring in November or December. During 2023, we had one cycle and harvest occurred in early November 2023. During 2024, we did not stock, nor did we have a harvest. In 2025, we have not stocked the ponds or had a harvest. At this time, we are only maintaining the broodstock lines. We plan to refresh the lines in 4Q25, which will depend on investment funds raised.

Our shrimp inventory is valued at lower of cost or the net realizable value on a first-in, first-out basis.

The inventory at June 30, 2025 consists of live broodstock animals. Included in this amount are costs and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30.

At June 30, 2025, the broodstock shrimp for the 2025 harvest had been identified and segregated from consumable shrimp in outdoor ponds to indoor tanks. The table below summarizes inventory at June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024
Held for Sale
Shrimp	$–	$12,234
Broodstock	247,540	–
Total Held for Sale	247,540	12,234
Broodstock - Restocking	54,869	358,429

Total inventory	$302,409	$370,663

At June 30, 2025, approximately 4,415 animals of broodstock will be used to populate our next harvest in 2026. The cost of the broodstock was reclassified to broodstock held for restocking on a pro rata basis of cost per pound of the total biomass of shrimp held for sale. Subsequent costs will be allocated in accordance with ASC 330-10-30.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three-months ended June 30, 2025, we reported a net loss of $204,038. As of June 30, 2025, our current liabilities exceeded its current assets by $4,350,706. As of June 30, 2025, we had $198 cash. During the year ended December 31, 2024, we reported a net loss of $2,808,894. As of December 31, 2024, our current liabilities exceeded our current assets by $3,351,602. As of December 31, 2024, we had $0 cash.

_______________

1 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

2 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

3 https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering%20the%20U.S.%20market

We will require additional funding to finance the growth of our operations and achieve our strategic objectives. These factors, as relative to capital raising activities, create doubt as to our ability to continue as a going concern. We are seeking to raise additional capital and are targeting strategic partners to accelerate the sales and marketing of our products and begin generating revenues. Our ability to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements, expansion of our operations and generating sales. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations; however, management cannot make any assurances that such financing will be secured.

Results of Operations for the Three-Months Ended June 30, 2025 and 2024

Revenues

For the three-months ended June 30, 2025, total revenues were $0 compared to $5,019 for the same period in 2024, a decrease of $5,019 or 100%. This decrease was related to the company not having shrimp for sale and only maintaining the broodstock for future genetic development and stocking.

Cost of Goods Sold and Gross Profit

For the three-months ended June 30, 2025, cost of goods sold was $0 compared to $1,771 for the same period in 2024, a decrease of $1,771 or 100%. This was the result of not producing and harvesting or selling shrimp during the current three months ended June 30, 2025.

The gross profit for the three-months ended June 30, 2025 was $0 for an operating profit of $0 compared to a gross profit margin of $3,248 for the same period in 2024.

Operating Expenses

General and administrative expenses for three-months ended June 30, 2025 decreased by $18,703, or 15%, to $108,290 from $126,993 for the three-months ended June 30, 2024. This decrease in expenses resulted from lower legal and professional fees and accrued payroll wages.

Other Income (Expense)

For the three-months ended June 30, 2025, we had interest expenses of $88,246 compared to interest expenses of $141,238 for the same period in 2024, a decrease in interest expense of $52,992. This decrease in interest expense was due primarily to reduction in interest related to the farm note.

Net Income (Loss)

As a result of the above, we reported a net loss of $204,038 for the three-months ended June 30, 2025 compared to a net loss of $330,311 for the three-months ended June 30, 2024.

Results of Operations for the Six-Months Ended June 30, 2025 and 2024

Revenues

For the six-months ended June 30, 2025, total revenues were $0 compared to $315,145 for the same period in 2024, a decrease of $315,145 or 100%. This decrease was related to the company not having shrimp for sale and only maintaining the broodstock for future genetic development and stocking.

Cost of Goods Sold and Gross Profit

For the six-months ended June 30, 2025, cost of goods sold was $0 compared to $223,299 for the same period in 2024, a decrease of $223,299 or 100%. This was the result of not producing and harvesting or selling shrimp during the current three months ended June 30, 2025.

The gross profit for the six-months ended June 30, 2025 was $0 for an operating profit of 0% compared to a gross profit margin of $91,846 for the same period in 2024.

Operating Expenses

General and administrative expenses for six-months ended June 30, 2025 decreased by $138,422, or 43%, to $182,961 from $321,383 for the six-months ended June 30, 2024. This reduction in expenses resulted from lower legal and professional fees and payroll wages.

Other Income (Expense)

For the six-months ended June 30, 2025, we had interest expenses of $127,282 compared to interest expenses of $273,520 for the same period in 2024, a decrease in interest expense of $146,238. This decrease in interest expense was due primarily to reduction in interest related to the farm note.

Net Income (Loss)

As a result of the above, we reported a net loss of $317,745 for the six-months ended June 30, 2025 compared to a net loss of $568,332 for the six-months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had a cash balance of $198, compared to a balance of $0 at June 30, 2024. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development and production, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding management positions for corporate development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Currently, competitively priced loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible preferred stock to GHS, factoring our receivables, and borrowing funds from employees of the Company. As of June 30, 2025, our current liabilities exceeded our current assets by $4,350,706 as compared to June 30, 2024, when current liabilities exceeded current assets by $4,175,913, an increase of $174,793.

The Company is also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $731.

Liquidity is also affected by notes to our shareholders. At June 30, 2025, shareholders have loaned the Company approximately $1,646,636 which notes accrue interest at ranging from 12.0% to 18% per annum and were due June 30, 2024. The Company extended this due date to July 1, 2024, and plans to extend it again to December 31, 2025. Current discussions with noteholders are underway and we expect the noteholders to agree to this extension.

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

Cash Flows from Operating Activities

During the three-months ended June 30, 2025, net cash used in operating activities was $691,719, due mainly to a net loss of $204,038, an increase in accounts payable of $1,073,204 mostly of an payroll liabilities, professional services and reclassification of notes payment from related parties, and an increase of $607,881 in accrued interest. By comparison, during the three-months ended June 30, 2024, net cash used in operating activities was $389,780, due mainly to a net loss of $568,332, payroll liabilities, offset by an increase of $216,203 in accrued interest.

During the six-months ended June 30, 2025, net cash used in operating activities was $716,809, due mainly to a net loss of $317,745, an increase in accounts payable of $989,069 mostly of payroll liabilities, professional services and reclassification of notes payment from related parties. By comparison, during the six-months ended June 30, 2024, net cash used in operating activities was $389,780, due mainly to a net loss of $568,332, an decrease in accounts receivable of $30,526 due sales of consumable shrimp, offset by a decrease of $122,838 in inventory levels, combined decrease in accounts payable and accrued expense of $44,793 due to increased operations, and a $38,468 increase in accrued interest expense due mainly to falling into arrears on the note payable covering our farm property and increased interest expense on notes payable to shareholders.

Cash Flows from Investing Activities

During the three-months ended June 30, 2025, we had $10,616 net cash used in investing activities. During the three-months ended June 30, 2024, we had $0 net cash used in investing activities.

During the six-months ended June 30, 2025, we had $10,616 net cash used in investing activities. During the six-months ended June 30, 2024, we had $12,216 net cash used in investing activities.

Cash Flows from Financing Activities

During the three-months ended June 30, 2025, net cash provided by financing activities was $674,606 which was mainly comprised of proceeds from the purchase of Preferred Series D Shares of $40,000 and reclassification of related party notes payable. During the three-months ended June 30, 2024, net cash provided by financing activities was $338,672 which was mainly comprised of proceeds from notes payable of $350,000, offset by payments due related parties of $103,355.

During the six-months ended June 30, 2025, net cash provided by financing activities was $699,696 which was mainly comprised of proceeds from the purchase of Preferred Series D Shares of $73,000 reclassification of related party notes payable. During the six-months ended June 30, 2024, net cash provided by financing activities was $395,397 which was mainly comprised of proceeds from notes payable of $443,000, offset by payments due to shareholders of $70,850, and notes payable of $32,505.

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

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in NOTE 2 to the Quarterly Consolidated Financial Statements for June 30, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Adam Thomas who serves as our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Mr. Thomas has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2025. Based on his evaluation, Mr. Thomas concluded that, due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2025, we entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments LLC (“GHS”) pursuant to which the Company may sell to GHS up to an aggregate of 104 shares of Series D Preferred Stock for an aggregate of up to $104,000 ($1,000 for each share of Series D Preferred Stock).

In addition, pursuant to the SPA and at each closing, the Company agreed to issue to GHS warrants to purchase shares of the Company’s Common Stock equal to 50% of the number of Conversion Shares issuable upon conversion of the shares of Series D Preferred Stock purchased by GHS with an exercise price of 115% of the closing bid price the trading day prior to each issuance.

On April 2, 2025, GHS purchased 15 shares of Series D Preferred Stock under the 2025 SPA. 40,350,887 warrants were issued to GHS.

On June 18, 2025, GHS purchased 25 shares of Series D Preferred Stock under the 2025 SPA. 67,251,462 warrants were issued to GHS.

The sales of Series D Preferred Stock and warrants were made in reliance on Rule 506(b) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and were made without general solicitation or advertising. The purchaser represented that it was an “accredited investor” with access to information about the Company sufficient to evaluate the investment and that the securities were being acquired without a view to distribution or resale in violation of the Securities Act. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. No sales commissions were paid in connection with the sales of these securities.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

***To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS AMERICAN AQUACULTURE, INC.

October 15, 2025	By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

