Form 10-Q/A
period 2025-06-30
Trans American Aquaculture, Inc
filed 2025-10-16
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed 1) to revise the Balance Sheet and Consolidated Statements of Stockholders' Equity to reconcile the common stock issued value to the appropriate prior quarter and a minor adjustment to a preferred stock to be issued line item as a result of a reclassification, and 2) to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q/A, as originally filed on October 15, 2025.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$198	$–
Other receivable	–	26,480
Inventory	302,409	230,830
Other Asset	716	–
TOTAL CURRENT ASSETS	303,323	257,310

PROPERTY AND EQUIPMENT	1,237,992	1,237,992
Less accumulated depreciation	(460,812)	(547,287)
NET PROPERTY AND EQUIPMENT	777,180	690,705

TOTAL ASSETS	$1,080,503	$948,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$–	$1,000
Accounts payable	751,883	530,776
Accrued interest expense	850,388	114,568
Other accrued expenses	918,693	753,870
Income tax payable	–	–
Related parties notes	1,459,343	1,646,636
Current portion of notes payable	673,722	562,063
TOTAL CURRENT LIABILITIES	4,654,029	3,608,912

LONG-TERM LIABILITIES
Notes payable, net of current portion	145,680	561,087
Deferred tax liability, net	–	–
TOTAL LONG-TERM LIABILITIES	145,680	561,087

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.000001 par value, 6,000,000,000 shares authorized, 1,805,926,955 and 1,805,926,955 shares issued and outstanding	–	–
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	–	–
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	–	–
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares authorized, 100,000 issued and outstanding	–	–
Preferred Stock, Series C to be issued	(283,967)	–
Preferred Stock, Series D, .000001 par value, 1,295 shares authorized, 1,149 and 1,149 issued and outstanding	–	–
Additional paid in capital - common stock	121,118	99,980
Additional paid in capital - preferred stock (Series C)	1,287,091	1,317,467
Additional paid in capital - preferred stock (Series D)	1,149,863	1,036,135
Accumulated deficit	(5,993,312)	(5,675,567)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,719,207)	(3,221,985)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,080,503	$948,014

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

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity (Continued)

For the six months ended June 30, 2024 and 2025

	Preferred Stock, Series C		Preferred Stock, Series D		Shares to be issued		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
Balance December 31, 2023	100,000	$1,287,091	1,076	$1,076,863	–	$–	$(2,943,231)	$(479,277)

Issuance of common shares	–	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	–	–	–	–	–	–

Stock Dividends	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	(238,021)	(238,021)

Balance March 31, 2024	100,000	$1,287,091	1,076	$1,076,863	–	$–	$(3,181,252)	$(717,298)

Issuance of common shares	–	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	–	–	–	–	–	–

Stock Dividends	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	(330,311)	(330,311)

Balance June 30, 2024	100,000	$1,287,091	1,076	$1,076,863	–	$–	(3,511,563)	$(1,047,609)

Balance December 31, 2024	100,000	$1,287,091	1,076	$1,076,863	–	$–	$(5,675,567)	$(3,221,985)

Issuance of common shares	–	–	–	–	–	–	–	21,118

Issuance of preferred shares	–	–	30	33,000	–	–	–	33,000

Stock Dividends	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	(113,707)	(113,707)

Balance March 31, 2025	100,000	$1,287,091	1,106	$1,109,863	–	$–	$(5,789,274)	$(3,281,574)

Issuance of common shares	–	–	–	–	–	–	–	–

Issuance of preferred shares	–	–	43	40,000	–	(283,967)	–	(233,595)

Stock Dividends	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	(204,038)	(204,038)

Balance June 30, 2025	100,000	$1,287,091	1,149	$1,149,863	–	$(283,967)	$(5,993,312)	$(3,719,207)

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	Unaudited	Unaudited
	For the six months ending
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(317,745)	$(568,332)
Noncash items included in net loss:
Depreciation expense	4,865	35,246
Common stock issued for professional services	–	19,012
(Increase) decrease in:
Other receivable	12,794	(30,526)
Inventory	(74,057)	(122,838)
Deferred taxes	–	–
Other assets	–	(904)
Increase (decrease) in:
Accounts payable and other accrued expenses	(989,069)	62,359
Income tax payable	–	–
Accrued interest expense	646,403	216,203
CASH USED IN OPERATING ACTIVITIES	(716,807)	(389,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	–	(12,216)
Accumulated Depreciation	10,616	–
CASH USED IN INVESTING ACTIVITIES	10,616	(12,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	(1,000)	–
Bank overdraft	–	7,976
Proceeds from shareholder notes payable	–	31,649
Payments on shareholder notes payable	(216)	(70,850)
Payments on notes payable	–	(32,505)
Proceeds from on related party notes payable	627,912	443,000
Payments due to related parties	–	(16,127)
Contributions	–	–
Stock Dividends	–	–
Issuance of Preferred Shares	73,000	–
CASH PROVIDED BY FINANCING ACTIVITIES	699,696	395,397

NET INCREASE (DECREASE)	(6,497)	(6,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,694	6,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$57,318
Cash paid for income taxes	$–	$–

NON-CASH
Preferred series D stock dividends	$–	$43,995
Common stock issued for services rendered	$–	$19,012
Capitalization of related party member notes to members' capital	$–	$–

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

TRANS AMERICAN AQUACULTURE, INC.

October 16, 2025	By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

