Form 10-Q
period 2025-09-30
Trans American Aquaculture, Inc
filed 2026-01-14
CIK 1990446

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock, $0.000001 par value per share, outstanding as of January 14, 2026, was 1,805,926,955.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
ASSETS	2025	2024

CURRENT ASSETS
Cash and cash equivalents	$509	$0
Other receivable	0	26,480
Inventory	338,898	230,830
Other Assets	716	0
TOTAL CURRENT ASSETS	340,123	257,310

PROPERTY AND EQUIPMENT	1,237,992	1,237,992
Less accumulated depreciation	(471,429)	(547,287)
NET PROPERTY AND EQUIPMENT	766,564	690,705

TOTAL ASSETS	$1,106,686	$948,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$0	$1,000
Accounts payable	751,883	530,776
Accrued interest expense	850,388	114,568
Other accrued expenses	981,417	753,870
Income tax payable	0	0
Related parties notes	1,459,343	1,646,636
Current portion of notes payable	676,577	562,063
TOTAL CURRENT LIABILITIES	4,719,609	3,608,912

LONG-TERM LIABILITIES
Notes payable, net of current portion	145,680	561,087
Deferred tax liability, net	0	0
TOTAL LONG-TERM LIABILITIES	145,680	561,087

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.000001 par value, 6,000,000,000 shares authorized, 1,805,926,955 and 1,805,926,955 shares issued and outstanding	0	0
Preferred Stock, Series A, .000001 par value 9,078,000 and 9,078,000 shares authorized, 9,078,000 issued and outstanding	0	0
Preferred Stock, Series B, .000001 par value 5,000 and 5,000 shares authorized, 5,000 issued and outstanding	0	0
Preferred Stock, Series C, $.000001 par value, 100,000 and 100,000 shares authorized, 100,000 issued and outstanding	0	0
Preferred Stock, Series C to be issued	(195,721)	0
Preferred Stock, Series D, .000001 par value, 1,295 shares authorized, 1,193 and 1,193 issued and outstanding	0	0
Additional paid in capital - common stock	121,118	99,980
Additional paid in capital - preferred stock (Series C)	1,287,091	1,317,467
Additional paid in capital - preferred stock (Series D)	1,193,863	1,036,135
Accumulated deficit	(6,164,954)	(5,675,567)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,758,603)	(3,221,985)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,106,686	$948,014

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Operations

Unaudited

	For the three Months ended		For the 9 months Months ended
	September 30,		September 30,
	2025	2024	2025	2024

REVENUES
Sales and service	$0	$0	$0	$315,145

COST OF REVENUES
Cost of revenues	0	196,552	0	419,851

GROSS MARGIN	0	(196,552)	0	(104,706)

GENERAL AND ADMINISTRATIVE EXPENSES	83,396	213,250	266,357	534,633

OTHER INCOME (EXPENSE)
Other income	0	11,041	918	11,741
Other expense	0	(728)	(8,420)	(66,702)
Interest expense	(88,246)	(175,836)	(215,528)	(449,356)

TOTAL OTHER INCOME (EXPENSE)	(88,246)	(165,523)	(223,030)	(504,317)

NET INCOME (LOSS) BEFORE TAXES	(171,642)	(575,325)	(489,387)	(1,143,656)

INCOME TAX (EXPENSE) BENEFIT	0	0	0	0

NET INCOME (LOSS)	$(171,642)	$(575,325)	$(489,387)	$(1,143,656)

Basic and Diluted Net loss per common share	(0.000095)	(0.000328)	(0.000271)	(0.000378)

Weighted average common shares outstanding - basic	1,805,926,955	1,471,954,105	1,805,926,955	1,464,204,910

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Stockholders' Equity

For the nine months ended September 30, 2024 and 2025

	Members'	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Shares to be issued		Accumulated
	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total
Balance December 31, 2023	$0	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,076,863	0	$0	$(2,943,231)	$(479,277)

Issuance of common shares	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Issuance of preferred shares	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Stock Dividends	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Net loss	0	0	0	0	0	0	0	0	0	0	0	0	0	(238,021)	(238,021)
Balance March 31, 2024	$0	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,076,863	0	$0	$(3,203,032)	$(717,298)

Issuance of common shares	0	0	$0	0	0	0	0	0	0	0	0	0	0	0	0
Issuance of preferred shares	0	0	0	0	0	0	0	0	0	0	22,213	0	0	(22,213)	0
Stock Dividends	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Net loss	0	0	0	0	0	0	0	0	0	0	0	0	0	(330,311)	(330,311)
Balance June 30, 2024	$0	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,099,076	0	$0	$(3,555,556)	$(1,047,609)

Issuance of common shares	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Issuance of preferred shares	0	0	0	0	0	0	0	0	0	0	0	0	0	(22,915)	(22,915)
Stock Dividends	0	0	0	0	0	0	0	0	0	0	0	0	0	–	0
Net loss	0	0	0	0	0	0	0	0	0	0	0	0	0	(575,325)	(575,325)
Balance September 30, 2024	$0	1,452,655,528	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,099,076	0	$0	$(4,153,796)	$(1,645,849)

(continued)

	Members'	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Shares to be issued		Accumulated
	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Total

Balance December 31, 2024	$0	1,805,926,955	$100,000	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,076	$1,076,863	–	$–	$(5,675,567)	$(3,221,985)

Issuance of common shares	0	–	21,118	0	0	0	0	0	0	0	0	0	0	0	0

Issuance of preferred shares	0	0	0	0	0	0	0	0	0	30	33,000	0	0	0	33,000

Stock Dividends	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0

Net loss	0	0	0	0	0	0	0	0	0	0	0	0	0	(113,707)	(113,707)

Balance March 31, 2025	$0	1,805,926,955	$121,118	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,106	$1,109,863	0	$0	$(5,789,274)	$(3,302,692)

Issuance of common shares	0	–		0	0	0	0	0	0	0	0	0	0	0	0

Issuance of preferred shares	0	0	0	0	0	0	0	0	0	43	40,000	0	(283,967)	0	(212,477)

Stock Dividends	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0

Net loss	0	0	0	0	0	0	0	0	0	0	0	0	0	(204,038)	(204,038)

Balance June 30, 2025	$0	1,805,926,955	$121,118	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,149	$1,149,863	0	$(283,967)	$(5,993,312)	$(3,719,207)

Issuance of common shares	0	0		0	0	0	0	0	0	0	0	0	0	0	0

Issuance of preferred shares	0	0	0	0	0	0	0	0	0	47	44,000	0	88,246	0	132,246

Stock Dividends	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0

Net loss	0	0	0	0	0	0	0	0	0	0	0	0	0	(171,642)	(171,642)

Balance September 30, 2025	$0	1,805,926,955	$121,118	9,078,000	$0	5,000	$0	100,000	$1,287,091	1,196	$1,193,863	0	$(195,721)	$(6,164,954)	$(3,758,603)

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Consolidated Statements of Cash Flows

	Unaudited	Unaudited
	For the 9 months ending
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(489,387)	$(1,143,656)
Noncash items included in net loss:
Depreciation expense	4,865	52,291
Common stock issued for professional services and other non cash items	0	17,371
(Increase) decrease in:
Other receivable	12,794	(12,357)
Inventory	(110,546)	25,591
Deferred taxes	0	0
Other assets	0	(904)
Increase (decrease) in:
Accounts payable and other accrued expenses	(835,244)	254,607
Income tax payable	0	0
Accrued interest expense	646,403	364,861
CASH USED IN OPERATING ACTIVITIES	(771,113)	(442,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the purchase of fixed assets	0	(12,216)
Accumulated Depreciation	21,232	19,710
CASH USED IN INVESTING ACTIVITIES	21,232	7,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	(1,000)	0
Bank overdraft	0	5,605
Proceeds from shareholder notes payable	0	48,988
Payments on shareholder notes payable	(216)	(74,375)
Payments on notes payable	–	(74,243)
Proceeds from on related party notes payable	627,912	506,000
Payments due to related parties	0	16,127
Contributions	0	0
Stock Dividends	0	0
Issuance of Preferred Shares	117,000	0
CASH PROVIDED BY FINANCING ACTIVITIES	743,696	428,102

NET INCREASE (DECREASE)	(6,185)	(6,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,694	6,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$509	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$84,496
Cash paid for income taxes	$0	$0

NON-CASH
Preferred series D stock dividends	$0	$66,910
Common stock issued for services rendered	$0	$19,012
Capitalization of related party member notes to members' capital	$0	$0

The accompanying notes are an integral part of these financial statements.

Trans American Aquaculture, Inc.

(Formerly Gold River Productions, Inc.)

Notes to Consolidated Financial Statements

September 30, 2025 and September 30, 2024

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset has been impaired, the amount of the impairment is charged to operations. No impairments were recognized for the periods ended September 30, 2025 and 2024.

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

The Company’s income tax returns are subject to examination by the appropriate tax jurisdictions. As of September 30, 2025, the Company needs to file federal and state income tax returns for 2020, 2021, 2022, 2023 and 2024. During 2020, the Company had taxable income primarily as a result of a short-term capital gain of $445,500 on the sale of a joint venture interest. This resulted in taxable income of $155,200 and an unremitted federal income tax liability of $33,180. With accrued penalties and interest, the total due the IRS is approximately $58,300. All liabilities, including federal taxes, were indemnified by Goulding as part of the transaction and accordingly a receivable due from the previous owner of the Company has been recorded and netted against the tax obligation. The Company intends to file its 2020 federal tax return and pay the tax due, plus penalties in interest once it has sufficient cash to do so.

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

The Company maintains its cash balances at a large financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in an account. The Company believes it is not exposed to any significant credit risk on cash and had no balances in excess of the $250,000 FDIC limit for the period ended September 30, 2025.

For the quarter ended September 30, 2025 and 2024, one and one customer, respectively, accounted for 100% of total revenues earned.

The Company’s sole source of expected future revenue consists of the sale of a single live product which requires substantial care. Production risks such as weather, disease and other factors could affect the Company’s ability to realize revenue from its inventory stock.

Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 14, 2026 , the date the consolidated financial statements were issued.

On December 2, 2025, GHS purchased 12 shares of Series D Preferred Stock under the Securities Purchase Agreement with GHS dated September 18, 2025 (the “September 2025 SPA”).

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 11, 2023, the Company entered into an accounts receivable factoring agreement in the amount of $750,000. The agreement calls for 80% with recourse financing on eligible receivables. The amount received for the factored receivables on February 7, 2024, totaled $135,847, of which $0 remains outstanding after factoring fees at September 30, 2025 and $0 at September 30, 2024.

NOTE 4 – INVENTORY

The inventory at September 30, 2025, consists of shrimp broodstock held for sale, and broodstock held for restocking. Included in this amount is the broodstock cost basis reclassified to shrimp held for sale as those costs are applicable expenditures and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30. Although, these animals will eventually come to end of life, their costs are considered part of the necessary costs to birthing and raising shrimp held for sale.

Just prior to harvest, the Company segregates and retains selected premium shrimp to become broodstock for the following shrimp harvest cycle. Upon identification and segregation, the selected animals are transferred from outdoor ponds to specialized indoor tanks. These tanks are highly regulated with respect to temperature, lighting and salinity levels. Costs allocated to broodstock animals at September 30, 2025 and September 30, 2024 totaled $54,869 and $210,000, respectively.

The number of broodstock was maintained at 4,415 in the year ended December 31, 2024 to the current reporting period of September 30, 2025.

Total inventory is as follows at September 30, 2025 and 2024:

	2025	2024
Held for Sale
Shrimp	$0	$12,234
Broodstock	284,028	0
Total Held for Sale	284,028	12,234
Broodstock - Restocking	54,869	210,000

Total inventory	$338,898	$222,234

NOTE 5 – PROPERTY AND EQUIPMENT

As of September 30, 2025, and September 30, 2024, the Company had the following property and equipment:

	September 30,	September 30,
	2025	2024
Autos and trucks	$9,179	$26,345
Building and improvements	668,289	668,289
Farm equipment	348,949	434,598
Other equipment	85,332	646,067
	1,111,750	1,775,299
Less: accumulated depreciation	(471,429)	(547,287)
	640,321	1,228,012
Land	126,243	6,126,242

Net property and equipment	$766,564	$7,354,254

NOTE 6 –NOTES PAYABLE

Notes payable as of September 30, 2025 and September 30, 2024, consisted of the following:

	September 30,	September 30,
	2025	2024
Note to an entity by the former owner of farm property, interest at 6.00%, due in monthly installments of $38,687 including interest, secured by real property, due in 2039	$0	$4,707,902

Promissory Note to 1800 Diagonal, a commercial lender, with a one-time interest of 13%, due in four installments beginning August 30, 2024, and a due in total by November 30, 2024, Original Discount 18,600	52,253	93,000

Promissory Note to 1800 Diagonal, a commercial lender, with a one-time interest of 13%, due in four installments beginning August 30, 2024, and a due in total by November 30, 2024, Original Discount 18,600	67,400	0

Secured Note to Arcadia Funding, LLC , a commercial Lender, accrued fixed interest at the rate of $12,500/ month, secured by real property, due December 16, 2024	350,000	0

Note to a bank, interest at 3.75%, due in monthly installments of $719.02 including interest, secured by real property, due in 2050	146,875	148,404
	616,528	4,949,306
Less Current Portion	(676,577)	(562,063)

Net Long-Term Debt	$(60,049)	$4,387,243

The estimated notes payable maturities as of September 30, 2025 are as follows:

31-Dec-24	$676,577
31-Dec-25	0
31-Dec-26	0
30-Dec-27	0
31-Dec-28	0
Thereafter	0

$676,577

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

On October 28, 2025, the company Chapter 11 Bankruptcy Case was dismissed.

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

As of September 30, 2025, shareholders have loaned the Company approximately $1,646,636 in notes which accrue interest ranging from 12% and 18% per annual period. Maturities between April 1, 2024, and July 1, 2024. Accrued interest related to these notes totaled $900,187 and $561,567 as of September 30, 2025, and September 30, 2024, respectively.

NOTE 8 – INCOME TAX

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance has been recorded as of September 30, 2025 due to uncertainty of the realization of deferred tax asset in future periods.

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

The Company’s provision for income taxes attributable to income before income taxes for the periods ended September 30, 2025 and September 30, 2024, consisted of the following:

	September 30,	September 30,
	2025	2024
Deferred tax assets related to:
NOL Carryover	$589,868	$599,828
Deferred tax liability related to:
Property and equipment	(18,050)	(7,313)
	571,818	592,515
Less: allowance	(394,890)	(592,515)

Net deferred tax asset (liability)	$176,928	$0

Current expense
Federal	$0	$0
State	0	0

	$0	$0

Deferred income tax expense (benefit)	$0	$0

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

On March 28, 2025, the Company entered into a Securities Purchase Agreement with GHS (the “March 2025 SPA”) pursuant to which the Company agreed to sell GHS 104 shares of Series D.

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

On April 2, 2025, GHS purchased 15 shares of Series D Preferred Stock under the March 2025 SPA. 40,350,887 warrants were issued to GHS.

On June 18, 2025, GHS purchased 25 shares of Series D Preferred Stock under the March 2025 SPA. 67,251,462 warrants were issued to GHS.

During the quarter ended September 30, 2025, the Company recorded an adjustment related to the issuance of its Series C Preferred Stock. The adjustment reflects $283,967 classified as Preferred Series C Stock Payable, representing the value of preferred shares authorized for issuance but not yet physically issued.

On September 18, 2025, the Company entered into the September 2025 SPA pursuant to which the Company agreed to sell GHS 63 shares of Series D Preferred Stock for $60,000 ($1,000 for each share of Series D Preferred Stock and ten commitment shares). At the initial closing, GHS purchased 19 shares ($1,000 per share of Series D Preferred Stock). Additional Closings will be for the purchase of Preferred Shares as follows: (a) separate purchases of 44 of Preferred Stock for the purchase price of $44,000.

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

Shrimp farming is a seasonal business. On a calendar year basis, we typically use the broodstock to breed our larvae shrimp during the first quarter so that by spring the shrimp are held in large post-larvae tanks for development. Later, in early summer, the shrimp are transferred to ponds where they complete the grow out process over the next five to nine months. This can vary if we have more than one cycle of shrimp. Grow out may begin in the second in the second quarter, with a second cycle grow out beginning in early summer. The first harvest cycle can occur in early fall with the second harvest cycle occurring in November or December. During 2023, we had one cycle and harvest occurred in early November 2023. During 2024, we did not stock, nor did we have a harvest. In 2025, we have not stocked the ponds or had a harvest. At this time, we are only maintaining the broodstock lines. We plan to refresh the lines in 1Q26, which will depend on investment funds raised.

Our shrimp inventory is valued at lower of cost or the net realizable value on a first-in, first-out basis.

The inventory at September 30, 2025 consists of live broodstock animals. Included in this amount are costs and charges directly and indirectly incurred in bringing shrimp inventory to its existing condition and location as noted in FASB ASC 330-10-30.

At September 30, 2025, the broodstock shrimp for the 2025 harvest had been identified and segregated from consumable shrimp in outdoor ponds to indoor tanks. The table below summarizes inventory at September 30, 2025 and 2024.

	September 30, 2025	September 30, 2024
Held for Sale
Shrimp	$0	$12,234
Broodstock	284,028	0
Total Held for Sale	284,028	12,234
Broodstock - Restocking	54,869	210,000

Total inventory	$338,898	$222,234

At September 30, 2025, approximately 4,415 animals of broodstock will be used to populate our post larval development in 2026. The cost of the broodstock was reclassified to broodstock held for restocking on a pro rata basis of cost per pound of the total biomass of shrimp held for sale. Subsequent costs will be allocated in accordance with ASC 330-10-30.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, during the three-months ended September 30, 2025, we reported a net loss of $171,642. As of September 30, 2025, our current liabilities exceeded its current assets by $4,379,486. As of September 30, 2025, we had $509 in cash. During the year ended December 31, 2024, we reported a net loss of $2,808,894. As of December 31, 2024, our current liabilities exceeded our current assets by $3,351,602. As of December 31, 2024, we had $0 cash.

_____________

1 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

2 https://www.bapcertification.org/Downloadables/pdf/BAP%20-%20BAP%20Farm%20Standard%20-%20Issue%203.1%20-%2007-February-2023.pdf

3 https://civileats.com/2023/06/20/cheap-imports-leave-us-shrimpers-struggling-to-compete/#:~:text=The%20U.S.%20Food%20and%20Drug,before%20entering

%20the%20U.S.%20market

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

Results of Operations for the Three-Months Ended September 30, 2025 and 2024

Revenues

For the three-months ended September 30, 2025, total revenues were $0 compared to $0 for the same period in 2024, a decrease of $0 or 0%. This decrease was related to the company not having shrimp for sale and only maintaining the broodstock for future genetic development and stocking.

Cost of Goods Sold and Gross Profit

For the three-months ended September 30, 2025, cost of goods sold was $0 compared to $196,552 for the same period in 2024, a decrease of $196,552 or 100%. This was the result of not producing and harvesting or selling shrimp during the current three months ended September 30, 2025.

The gross profit for the three-months ended September 30, 2025 was $0 for an operating profit of $0 compared to a gross profit margin of $-196,552 for the same period in 2024.

Operating Expenses

General and administrative expenses for three-months ended September 30, 2025 decreased by $129,854, or 61%, to $83,396 from $213,250 for the three-months ended September 30, 2024. This decrease in expenses resulted from lower legal and professional fees and accrued payroll wages.

Other Income (Expense)

For the three-months ended September 30, 2025, we had interest expenses of $88,246 compared to interest expenses of $175,836 for the same period in 2024, a decrease in interest expense of $87,590. This decrease in interest expense was due primarily to reduction in interest related to the farm note.

Net Income (Loss)

As a result of the above, we reported a net loss of $171,642 for the three-months ended September 30, 2025 compared to a net loss of $575,325 for the three-months ended September 30, 2024.

Results of Operations for the Nine-Months Ended September 30, 2025 and 2024

Revenues

For the nine-months ended September 30, 2025, total revenues were $0 compared to $315,145 for the same period in 2024, a decrease of $315,145 or 100%. This decrease was related to the company not having shrimp for sale and only maintaining the broodstock for future genetic development and stocking.

Cost of Goods Sold and Gross Profit

For the nine-months ended September 30, 2025, cost of goods sold was $0 compared to $419,851 for the same period in 2024, a decrease of $419,851 or 100%. This was the result of not producing and harvesting or selling shrimp during the current three months ended September 30, 2025.

The gross profit for the nine-months ended September 30, 2025 was $0 for an operating profit of 0% compared to a gross profit margin of $-104,706 for the same period in 2024.

Operating Expenses

General and administrative expenses for nine-months ended September 30, 2025 decreased by $268,276, or 50%, to $266,357 from $534,633 for the nine-months ended September 30, 2024. This reduction in expenses resulted from lower legal and professional fees and payroll wages.

Other Income (Expense)

For the nine-months ended September 30, 2025, we had interest expenses of $215,528 compared to interest expenses of $449,356 for the same period in 2024, a decrease in interest expense of $233,828. This decrease in interest expense was due primarily to reduction in interest related to the farm note.

Net Income (Loss)

As a result of the above, we reported a net loss of $489,387 for the nine-months ended September 30, 2025 compared to a net loss of $1,143,656 for the nine-months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had a cash balance of $509, compared to a balance of $0 at September 30, 2024. We currently do not have sufficient cash to fund our operations for the next 12 months and we will require working capital to complete development and production, testing and marketing of our products and to pay for ongoing operating expenses. We anticipate adding management positions for corporate development and the corresponding operations of the Company, but this will not occur prior to obtaining additional capital. Currently, competitively priced loans from banks or other lending sources for lines of credit or similar short-term borrowings are not available to us. We have been able to raise working capital to fund operations through the issuances of convertible preferred stock to GHS, factoring our receivables, and borrowing funds from employees of the Company. As of September 30, 2025, our current liabilities exceeded our current assets by $4,379,486 as compared to September 30, 2024, when current liabilities exceeded current assets by $3,351,602 , an increase of $1,027,884.

The Company is also a party to an SBA Loan through a bank in the original amount of $150,000 bearing interest at 3.75% per annum, due in 2050, yielding a monthly payment amount of $731.

Liquidity is also affected by notes to our shareholders. At September 30, 2025, shareholders have loaned the Company approximately $1,646,636 which notes accrue interest at ranging from 12.0% to 18% per annum and were due September 30, 2024. The Company extended this due date to July 1, 2024, and plans to extend them again into 2026. Current discussions with noteholders are underway and we expect the noteholders to agree to this extension, but to date, no extensions have been finalized or approved.

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

Cash Flows from Operating Activities

During the three-months ended September 30, 2025, net cash used in operating activities was $-54,305, due mainly to a net loss of $171,642, an increase in accounts payable of $57,086 mostly of payroll liabilities, and an increase of $88,246 in accrued interest. By comparison, during the three-months ended September 30, 2024, net cash used in operating activities was $389,780, due mainly to a net loss of $568,332, payroll liabilities, offset by an increase of $216,203 in accrued interest.

During the nine-months ended September 30, 2025, net cash used in operating activities was $-771,113, due mainly to a net loss of $-489,387, an increase in accounts payable of $835,244 mostly of payroll liabilities, professional services and reclassification of notes payment from related parties. By comparison, during the nine-months ended September 30, 2024, net cash used in operating activities was $442,196 due mainly to a net loss of $1,143,656, increase in accounts payable and accrued expense of $613,243 due to increased operations, and increase in accrued interest expense due mainly to falling into arrears on the note payable covering our farm property and increased interest expense on notes payable to shareholders.

Cash Flows from Investing Activities

During the three-months ended September 30, 2025, we had $10,616 net cash used in investing activities. During the three-months ended September 30, 2024, we had $0 net cash used in investing activities.

During the nine-months ended September 30, 2025, we had $21,232 net cash used in investing activities. During the nine-months ended September 30, 2024, we had $7,494 net cash used in investing activities.

Cash Flows from Financing Activities

During the three-months ended September 30, 2025, net cash provided by financing activities was $44,000 which was mainly comprised of proceeds from the purchase of Preferred Series D Shares of $44,000. During the three-months ended September 30, 2024, net cash provided by financing activities was $395,397 which was mainly comprised of proceeds from notes payable of $443,000, offset by payments due related parties of $70,850.

During the nine-months ended September 30, 2025, net cash provided by financing activities was $743,696 which was mainly comprised of proceeds from the purchase of Preferred Series D Shares of $117 and reclassification of related party notes payable. During the nine-months ended September 30, 2024, net cash provided by financing activities was $428,102 which was mainly comprised of proceeds from notes payable of $506,000, offset by payments due to shareholders of $74,375, and notes payable of $74,243. During the nine-months ended September 30, 2023, net cash provided by financing activities was $908,667 which was mainly comprised of proceeds from $958,000 from issued Series D Preferred Stock to GHS, offset by $116,488 in payments on related party notes and $56,258 in notes payable as well as proceeds from shareholder notes of $123,700.

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

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in NOTE 2 to the Quarterly Consolidated Financial Statements for September 30, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Adam Thomas who serves as our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Mr. Thomas has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2025. Based on his evaluation, Mr. Thomas concluded that, due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On October 28, 2025, the company Chapter 11 Bankruptcy Case was dismissed.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Equity Financing Agreement dated July 30, 2025 with GHS Investments, LLC
10.2*	Registration Rights Agreement dated July 30, 2025 with GHS Investments, LLC
10.3*	Securities Purchase Agreement dated September 17, 2025 with GHS Investments, LLC
10.4*	Warrant Agreement dated September 17, 2025 with GHS Investments, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS AMERICAN AQUACULTURE, INC.

January 14, 2026	By:	/s/ Adam Thomas
Adam Thomas
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

